Form 10-Q
period 2010-09-30
HIGHLANDS BANCORP, INC.
filed 2010-11-12
CIK 1494186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	To

Commission file number: 000-54110

Highlands Bancorp, Inc.

(Exact name of registrant as specified in its charter)

New Jersey	20-2017322
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

310 Route 94, Vernon, New Jersey 07462

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code	973-764-3200

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer  ☐

Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).Yes ☐  No ☒

As of November 10, 2010 there were 1,788,262 shares of the registrant’s common stock, no par value outstanding.

Part 1. CONSOLIDATED FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
HIGHLANDS BANCORP, INC.
Consolidated Statements of Financial Condition (Unaudited)

	September 30,	December 31,
	2010	2009
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$1,813	$1,211
Interest bearing deposits in other banks	41	49
Federal funds sold	-	2,038

Cash and Cash Equivalents	1,854	3,298

Time deposits in other banks	28,041	26,752
Securities available for sale	17,843	19,134
Restricted investment in bank stock	588	522
Loans held for sale	-	784
Loans receivable, net of allowance for loan losses of $1,727 in 2010;
$1,438 in 2009.	115,207	111,881
Bank premises and equipment, net	956	1,180
Goodwill	804	804
Accrued interest receivable	618	650
Foreclosed assets	415	-
Other assets	766	950

Total Assets	$167,092	$165,955

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	$23,297	$19,490
Interest-bearing	118,566	124,076
Total Deposits	141,863	143,566

Borrowings	8,406	6,006
Accrued interest payable	68	106
Other liabilities	563	531

Total Liabilities	150,900	150,209

Stockholders' Equity
Preferred stock, Series A, liquidation preference of $1,000 per share,	5,494	5,471
5,450 outstanding at September 30, 2010 and December 31, 2009.
Warrant Preferred stock Series B, liquidation preference of $1,000 per share, 155 outstanding at September 30, 2010 and December 31, 2009.
Common stock, no par value; authorized 10,000,000 shares; issued and outstanding 1,788,262 shares at September 30, 2010;
$5 par value; authorized 5,000,000 shares; issued and outstanding
1,788,262 shares at December 31, 2009	15,972	8,941
Surplus	-	7,041
Accumulated deficit	(5,683)	(5,778)
Accumulated other comprehensive income	409	71

Total Stockholders' Equity	16,192	15,746

Total Liabilities and Stockholders' Equity	$167,092	$165,955

See Notes to Consolidated Financial Statements

HIGHLANDS BANCORP, INC.
Consolidated Statements of Operations (Unaudited)
	Three Months Ended		Nine Months
	September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands
	except share and per share data)
Interest Income:
Loans	$1,587	$1,466	$4,784	$4,180
Securities	138	206	497	671
Federal funds sold	2	2	4	5
Other interest-earning assets	92	61	300	73
Total Interest Income	1,819	1,735	5,585	4,929

Interest Expense:
Deposits	334	596	1,123	1,721
Borrowings	35	42	116	142
Total Interest Expense	369	638	1,239	1,863

Net Interest Income before Provision for Loan Losses	1,450	1,097	4,346	3,066
Provision for Loan Losses	121	448	558	808

Net Interest Income after Provision for Loan Losses	1,329	649	3,788	2,258

Non-Interest Income
Fees and service charges	98	98	282	214
Gain on sale of investment securities	-	19	87	19
Loss on disposal of fixed assets	-	-	-	(15)
Other income	9	9	29	25
Total Non-Interest Income	107	126	398	243

Non-Interest Expenses
Salaries and employee benefits	541	547	1,657	1,682
Share-based compensation	-	1	-	11
Occupancy and equipment	243	221	721	667
Professional fees	170	89	412	177
Advertising and promotion	16	27	67	96
Data processing	130	143	383	362
FDIC insurance premiums	75	49	223	163
Other	131	125	391	377
Total Non-Interest Expenses	1,306	1,202	3,854	3,535

Net Income (Loss)	$130	$(427)	$332	$(1,034)
Preferred stock dividends and accretion	(79)	(50)	(238)	(80)
Net Income (Loss) available to common stockholders	$51	$(477)	$94	$(1,114)

Net Income (Loss) per common share - Basic and Diluted	$0.03	$(0.27)	$0.05	$(0.62)

Weighted Average Common Shares Outstanding - Basic and Diluted	1,788,262	1,788,262	1,788,262	1,788,262

See Notes to Consolidated Financial Statements

HIGHLANDS BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)

Net income (loss)	$130	$(427)	$332	$(1,034)
Other comprehensive income:
Unrealized holding gains on
securities available for sale	85	284	425	284
Less reclassification adjustment
for gains included in net income (loss)	-	(19)	(87)	(19)
	85	265	338	265
Total comprehensive income (loss)	$215	$(162)	$670	$(769)

See Notes to Consolidated Financial Statements.

HIGHLANDS BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$332	$(1,034)
Adjustments to reconcile net income (loss) to net
cash (used by) provided by operating activities:
Depreciation of premises and equipment	263	218
Amortization and accretion, net	45	(84)
Gain on sale of available for sale securities	(87)	(19)
Provision for loan losses	558	808
Net origination of loans held for sale	-	(9,169)
Proceeds from sale of loans		1,231
Gain on sale of loans held for sale		(17)
Stock-based compensation expense	-	11
Decrease in interest receivable	32	(69)
Decrease in other assets	184	71
Decrease in accrued interest payable	(38)	(5)
Increase in other liabilities	32	21
Net cash provided by (used by) operating activities	1,321	(8,037)

Cash flows from investing activities:
Purchases of time deposits	(25,119)	(29,712)
Principal repayments on time deposits	23,830	5,130
Proceeds from sales of securities available for sale	1,330	981
Proceeds from maturities, calls and prepayments of securities available for sale	6,418	12,901
Purchases of securities available for sale	(6,111)	(15,137)
Net increase in loans receivable	(3,502)	(10,025)
Purchases of restricted stock	(677)	(58)
Redemption of restricted stock	611	158
Purchases of premises and equipment	(33)	(234)
Net cash used by investing activities	(3,253)	(35,996)

Cash flows from financing activities:
Net (decrease) increase in deposits	(1,703)	42,871
Increase in short term borrowings	1,906	-
Increase in long term borrowings	500	1,000
Repayment of long term borrowings	-	(4,500)
Proceeds from the issuance of preferred stock, net of costs	-	3,053
Cash dividends paid on preferred stock	(215)	(67)
Net cash provided by financing activities	488	42,357

Net increase (decrease) in cash and cash equivalents	(1,444)	(1,676)
Cash and cash equivalents-beginning	3,298	5,920
Cash and cash equivalents-ending	$1,854	$4,244

Supplemental information:
Cash paid during the period for interest	$1,277	$1,868

Supplementary schedule of Non-Cash Investing Activities:
Foreclosed real estate acquired in settlement of loans	$415	$-

See Notes to Consolidated Financial Statements

HIGHLANDS BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Highlands Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Highlands State Bank (the “Bank” or “Highlands”). On April 30, 2010 the stockholders of the Bank approved the formation of a bank holding company, Highlands Bancorp, Inc., under a Plan of Acquisition (the "Plan") whereby each outstanding share of the Bank’s common stock, $5 par value per share, was transferred and contributed to the holding company in exchange for one share of the holding company’s common stock, no par value per share. This exchange of shares was completed during the third quarter of 2010. Due to the reorganization, the Bank’s common stock surplus of $7,041,000 was transferred to common stock with no par value.

The only activity of Highlands Bancorp, Inc. is the ownership of Highlands State Bank. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”) and New Jersey Department of Banking and Insurance (“NJDOBI”). The Bank is subject to supervision and regulation by the NJDOBI and the Federal Deposit Insurance Corporation (“FDIC”).

All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Highlands State Bank is a New Jersey state chartered bank which commenced operations on October 31, 2005 and is a full service bank providing personal and business lending and deposit services.  The Bank’s trade area includes Sussex County and a portion of Passaic County in New Jersey.

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (US GAAP) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

These unaudited consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2009, included in the Annual Report on Form 10-K of Highlands State Bank filed with the FDIC.

The significant accounting policies of the Company as applied in the interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Company has evaluated subsequent events for potential recognition and/or disclosure in this Quarterly Report on Form 10-Q through the date these financial statements were issued.

Note 2 -   Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities available for sale at September 30, 2010 and December 31, 2009 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2010
U.S. Government agencies and sponsored
agencies
Due within one year	$1,003	$8	$-	$1,011
Due after one but within five years	6,556	109	-	6,665
Due after five but within ten years	991	38	-	1,029
Due after ten years	3,128	98	-	3,226
Mortgage-backed securities - U.S.
Government sponsored agencies	4,547	135	7	4,675
Other
Due after five but within ten years	259	7	-	266
Due after ten years	950	42	21	971
	$17,434	$437	$28	$17,843

December 31, 2009
U.S. Government agencies and sponsored
agencies
Due after one but within five years	$3,560	$13	$-	$3,573
Due after five but within ten years	2,503	4	3	2,504
Due after ten years	5,623	5	77	5,551
Mortgage-backed securities - U.S.
Government sponsored agencies	5,992	182	3	6,171
Other	1,385	29	79	1,335
	$19,063	$233	$162	$19,134

The table below shows the Company’s securities, their gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
September 30, 2010
U.S. Government sponsored
enterprises (GSEs) - residential
mortgage-backed securities	$1,053	$7	$-	$-	$1,053	$7
Other	4	3	225	17	229	21
	$1,057	$10	$225	$17	$1,282	$28

December 31, 2009
U.S. Government agencies
and sponsored agencies	$5,011	$80	$-	$-	$5,011	$80
U.S. Government sponsored
enterprises (GSEs) - residential
mortgage-backed securities	435	3	-	-	435	3
Other	197	18	339	61	536	79
	$5,643	$101	$339	$61	$5,982	$162

At September 30, 2010, the Company had 5 securities in an unrealized loss position.  One of these securities relates to a U.S. Government sponsored enterprise mortgage-backed security.  Unrealized losses on this security relate to interest rate fluctuations. Unrealized losses in the other category consist of one private label mortgage-backed security and 3 corporate securities issued by large financial companies. The private issue collateralized mortgage backed security has a B- rating. The Company evaluated the prospects of the corporate debt issuers in relation to the severity and duration of the impairment and believes it is probable that it will be able to collect all amounts due according to the contractual terms of the securities. Corporate issuers have A- to BBB ratings, and none of the issuers have defaulted on interest payments.  Management concluded that these securities were not other-than-temporarily impaired at September 30, 2010.  The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell these securities before recovery of the cost basis. Future deterioration in the credit quality of these large financial institutions could result in impairment charges in the future.

Note 3.  Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expense from other non-interest expense.

Note 4 – Preferred Stock

In October 2008, the United States Treasury Department (the “Treasury”) announced a voluntary Capital Purchase Program, a part of the Troubled Asset Relief Program (TARP), to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.  Highlands applied to participate in this program prior to December 31, 2008 and received approval in January 2009.

On May 8, 2009, the Bank issued to the Treasury 3,091 shares of the Company’s Series 2009A Preferred Stock and  a warrant to purchase 155 shares of the Bank’s Series 2009B Preferred Stock for an aggregate purchase price of $3,091,000 in cash (“TARP funds”).  The warrant was exercised as a cashless exercise on May 8, 2009 and 155 shares of Series 2009B Preferred Stock were issued.  Both series of preferred stock qualify as a Tier 1 capital.  On December 22, 2009, the Bank consummated a second financing with the Treasury under the Capital Purchase Program for Small Banks pursuant to which the Bank issued to the Treasury an additional 2,359 shares of Series 2009A Preferred Stock for total proceeds of $2,359,000. Series 2009A Preferred Stock pays non-cumulative dividends of 5% per annum for the first five years and 9% per annum thereafter.  Series 2009B Preferred Stock pays non-cumulative dividends of 9% per annum.

Upon consummation of the holding company reorganization on August 31, 2010, the Company assumed all of the Bank’s obligations under the preferred stock, and issued to the Treasury shares of the Company’s preferred stock in exchange for the outstanding shares of Bank preferred stock. The Company’s  Preferred Stock is held solely by the United States Treasury pursuant to the Capital Purchase Program.

The preferred shares are non-voting, other than class voting rights on matters that could adversely affect the shares. The preferred shares are redeemable at any time, with Treasury and FDIC approval.  As part of the agreement, the Company adopted Treasury Department standards in regard to executive compensation limitations and corporate governance.

Note 5 – Basic and Diluted Income (Loss) Per Common Share

Basic income and loss per common share represents income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period, as adjusted for stock dividends and splits. Diluted income per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except		(In thousands, except
	per share data)		per share data)

Net income (loss) available to common stockholders	$51	$(477)	$94	$(1,114)

Weighted average shares outstanding	1,788,262	1,788,262	1,788,262	1,788,262
Dilutive effect of potential common shares, stock options	-	-	-	-

Diluted weighted average common shares outstanding	1,788,262	1,788,262	1,788,262	1,788,262
Basic income (loss) per common share	$0.03	$(0.27)	$0.05	$(0.62)
Diluted income (loss) per common share	$0.03	$(0.27)	$0.05	$(0.62)

Stock options for 124,000 and 129,000 shares of common stock were not considered in computing diluted loss per common share for the three and nine months ended September 30, 2010 and 2009, respectively because they were not dilutive.

Note 6 – Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $435 thousand of standby letters of credit outstanding as of September 30, 2010, of which $37 thousand were secured by collateral. The current amount of the liability as of September 30, 2010 for guarantees under standby letters of credit issued is not material.

Note 7 – Short-term and Long-term Borrowings

The Company has a $5,000,000 line of credit with Atlantic Central Bankers Bank (ACBB) for federal funds purchased.  $2,500,000 of the line of credit is unsecured and $2,500,000 of the line of credit is secured by securities held by ACBB in safekeeping. The balance outstanding under this line at September 30, 2010 was $1,906,000 and no balance was outstanding at December 31, 2009.  The line of credit expires June 30, 2011.

As of September 30, 2010 and December 31, 2009, the Company had $6.5 million and $6.0 million in borrowings with the Federal Home Loan Bank of New York (FHLB) with a weighted average interest rate of 2.07% and 2.96%, respectively.

The FHLB borrowings mature as follows (in thousands):

2010	$3,500
2012	1,000
2013	2,000
$6,500

The FHLB borrowings are secured under terms of a blanket collateral agreement by a pledge of qualifying collateral.

Note 8 – Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the date indicated. The estimated fair value amounts have been measured as of the respective period-end and have not been re-evaluated or updated for purposes of these financial statements subsequent to period-end. As such, the estimated fair values of these financial instruments subsequent to the period-end reporting dates may be different than the amounts reported at period-end.

The Company adopted the provisions of FASB ASC 820 “Fair Value Measurements and Disclosures” effective January 1, 2008. This guidance, which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, expands disclosures about fair value measurements and applies to other accounting pronouncements that require or permit fair value measurements. Fair value is defined as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.

The fair value guidance establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 and December 31, 2009 are as follows:

		(Level 1)		(Level 3)
		Quoted Prices	(Level 2)	Significant
	September 30,	Active Markets for	Significant Other	Unobservable
(In thousands)	2010	Identical Assets	Observable Inputs	Inputs
Securities available for sale	$17,843	$-	$17,843	$-

	December 31,
	2009
Securities available for sale	$19,134	$-	$19,134	$-

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the period ended September 30, 2010.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 and December 31, 2009 are as follows:

		(Level 1)		(Level 3)
		Quoted Prices	(Level 2)	Significant
	September 30,	Active Markets for	Significant Other	Unobservable
(In thousands)	2010	Identical Assets	Observable Inputs	Inputs
Impaired loans	$4,147	$-	$-	$4,147

	December 31,
	2009
Impaired loans	$4,601	$-	$-	$4,601

For non-financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 are as follows:

		(Level 1)		(Level 3)
		Quoted Prices	(Level 2)	Significant
	September 30,	Active Markets for	Significant Other	Unobservable
(In thousands)	2010	Identical Assets	Observable Inputs	Inputs
Foreclosed Assets	$415	$-	$-	$415

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s balance sheet. The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009:

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Time Deposits in Other Banks (Carried at Cost)

Fair values for fixed-rate time certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.  The Company generally purchases amounts below the insured limit, limiting the amount of credit risk on these time deposits.

Securities Available for Sale (Carried at Fair Value)

The fair value of securities available for sale is determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.

Loans Receivable (Carried at Cost)

The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates and projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those loans on which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value at September 30, 2010 consists of the loan balances of $4.5 million net of a valuation allowance of $359 thousand. The fair value at December 31, 2009 consists of loan balances of $4.7 million net of a valuation allowance of $119 thousand.

Restricted Investment in Bank Stock (Carried at Cost)

The carrying amount of restricted investment in bank stock approximates fair value, and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposit Liabilities (Carried at Cost)

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Borrowings (Carried at Cost)

Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity.  These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The following table summarizes the carrying amount and fair value estimates of the Company’s financial instruments at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying or		Carrying or
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,854	$1,854	$3,298	$3,298
Time deposits in other banks	28,041	28,041	26,752	26,752
Securities available for sale	17,843	17,843	19,134	19,134
Loans receivable, net and loans held for sale	115,207	113,332	112,665	106,320
Restricted investment in bank stock	588	588	522	522
Accrued interest receivable	618	618	650	650

Financial Liabilities:
Deposits	141,863	141,753	143,566	143,569
Borrowings	8,406	8,457	6,006	6,008
Accrued interest payable	68	68	106	106

Off-Balance Financial Instruments:
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-

Note 9 - Contingencies

In the normal course of business, the Company is subject to various lawsuits involving matters generally incidental to its business.  Management is of the opinion that the ultimate liability, if any, resulting from any pending actions or proceedings will not have a material effect on the financial position or results of operations of the Company.

On December 14, 2009, Union Center National Bank (“UCNB”) initiated an action in New Jersey Superior Court against the Bank seeking to require the Bank to repurchase UCNB’s participation interest in a loan with a total principal amount of $6.9 million. UCNB holds 85.5072% of the loan. UCNB has also asserted a claim for negligent handling and administration of the loan. The Bank intends to continue vigorously defending this lawsuit, has filed an answer contesting liability and has asserted counterclaims against UCNB. UCNB’s motion for summary judgment was denied without prejudice. The parties intend to complete discovery within the next 60 to 90 days.

Note 10 – New Accounting Standards

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS).  IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”).  Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014.  The SEC is expected to make a determination in 2011 regarding the mandatory adoption of IFRS.  The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and will continue to monitor the development of the potential implementation of IFRS.

In October 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets. The amendments in this Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The adoption did not have a material effect on the Company’s financial condition or results of operations.

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure  requirements about fair value measurements as set forth in Codification Subtopic 820-10. The FASB‘s objective is to improve these disclosures and, thus, increase transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•
For purposes of reporting fair value measurements for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted. The Company has adopted the required portions of ASU 2009-16 and has included the required disclosures.

ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The adoption of this standard did not have an impact on our financial position or results of operations.

ASU 20100-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.

This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.

The amendments in this Update apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.

The effective date of ASU 2010-20 differs for public and nonpublic companies.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  For nonpublic companies, the amendments are effective for annual reporting periods ending on or after December 15, 2011.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Highlands Bancorp, Inc. (the “Company”) and its consolidated subsidiary, Highlands State Bank (the “Bank”), as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009. This discussion should be read in conjunction with the preceding financial statements and related footnotes, as well as with the audited financial statements and the accompanying notes for the year ended December 31, 2009, included in the Bank’s Annual Report on Form 10-K filed with the FDIC. Current performance does not guarantee and may not be indicative of similar performance in the future.

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in Note 1 to the financial statements included in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2009. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses, the determination of other-than-temporary impairment on securities, and the valuation of deferred tax assets.

Forward-looking Statements

This Quarterly Report on Form 10-Q, including this discussion and analysis, contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of the Company’s operations and policies and regarding general economic conditions. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors and other conditions that, by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty.

Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.

No assurance can be given that the future results covered by forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact the Company’s operating results include, but are not limited to, those disclosed under the heading Risk Factors in the Bank’s Annual Report on Form 10-K previously filed with the FDIC and, in addition, (i) the effects of changing economic conditions in the Company's market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could impact the Company’s operations, and (v) other external developments which could materially affect the Company’s business and operations.

OVERVIEW

Highlands Bancorp, Inc. is a New Jersey business corporation and bank holding company registered under the Bank Holding Company Act of 1956.  Highlands Bancorp Inc. was incorporated on February 2, 2010 for the purpose of acquiring Highlands State Bank (referred to in this report as the Bank), thereby enabling the Bank to operate within a holding company structure.  On August 31, 2010, Highlands Bancorp, Inc. acquired 100% of the outstanding shares of the Bank.

The principal activities of Highlands Bancorp, Inc. are owning and supervising the Bank.  The Bank is a community-oriented, full-service commercial bank providing commercial and consumer financial services to businesses and individuals in Sussex and Passaic Counties in New Jersey and surrounding areas. The Bank is a New Jersey state chartered commercial bank that commenced operations on October 31, 2005.  The Bank’s principal office is located in Vernon, New Jersey and it operates two additional branches, one each in Sparta, New Jersey and one in Totowa, New Jersey.

The Company’s assets grew $1.1 million from $166.0 million at December 31, 2009 to $167.1 million at September 30, 2010 due to loan growth, which was funded through growth in non-interest bearing deposits and short-term borrowings. Time deposits in other banks grew $1.2 million from $26.8 million at December 31, 2009 to $28.0 million at September 30, 2010 as proceeds from the $1.3 million decline in the investment portfolio, due to calls and maturities during the first nine months of 2010, were reinvested in short-term, readily liquid, and fully insured certificates of deposits. Total deposits decreased $1.7 million from $143.6 million at December 31, 2009 to $141.9 million at September 30, 2010. Decreases in savings and certificate of deposit account balances were partially offset by growth in money market, business checking, and interest checking balances. Borrowings increased $2.4 million from $6.0 million at December 31, 2009 to $8.4 million at September 30, 2010.

The Company reported its third profitable quarter of operations, earning net income of $130 thousand for the third quarter of 2010 compared to a loss of $427 thousand for the third quarter of 2009.  Net income available to common stockholders, reflecting the impact of dividends paid on the Company’s preferred stock issued to the Treasury for the three months ended September 30, 2010, was $51 thousand compared to a net loss available to common stockholders for the three months ended September 30, 2009 of $477 thousand. Net income for the nine months ended September 30, 2010 was $332 thousand compared to a net loss of $1,034 thousand in the prior year, and net income available to common stockholders for the nine month period was $94 thousand compared to a net loss to common shareholders of $1,114 thousand for the prior year period.

The cost of deposits for the third quarter of 2010 and the nine months ended September 30, 2010 continue to decrease when compared to the respective periods of 2009 as a result of the current interest rate environment. In addition, yields earned on investment securities and short-term investments have also declined but at a slower rate. Loan portfolio yields have also decreased at a slower pace than the costs of deposits over the past several quarters, declining 5 basis points. The yield on interest-earning assets declined 43 basis points for the third quarter of 2010 compared to the third quarter of 2009, while cost of funds declined 104 basis points over the comparable periods. As a result, the net interest rate spread increased 60 basis points for the three months ended September 30, 2010 to 3.25%. For the nine month period ending September 30, 2010, the yield on interest-earning assets declined 52 basis points when compared to the nine months ended September 30, 2009, while cost of funds declined 108 basis points over  the comparable periods, which resulted in a 56 basis point increase in the net interest rate spread to 3.29%. The net interest margin improved to 3.51% for the third quarter of 2010 from 3.06% for the third quarter period of 2009, and increased to 3.56% for the nine months ended September 30, 2010, from 3.17% for the comparable period of 2009.

Comparison of Results of Operation for the Three Months Ended September 30, 2010 and 2009

Net Interest Income

Total interest income for the three months ended September 30, 2010 increased $84 thousand to $1.8 million as compared to the three months ended September 30, 2009 as a result of the growth in the loan portfolio. Average earning assets were $165.3 million for the three months ended September 30, 2010 compared to $143.5 million for the three months ended September 30, 2009. The average balance of loans receivable increased to $114. 7 million during the current quarter from $105.1 million in the year ago period. The yield on average earning assets was 4.40% for the third quarter of 2010 compared to 4.83% for the third quarter of 2009. The largest decline was in the investment securities portfolio, on which the yield declined to 3.15% in the three months ended September 30, 2010 from 3.99% in the prior year period, reflecting a lower yielding investment portfolio due to calls and maturities, while the yield on the loan portfolio declined only 5 basis points to 5.53% in the current quarter from 5.58% in the year ago period. The declines in yield reflect the current low interest rate environment.

Total interest expense for the three months ended September 30, 2010 decreased $269 thousand to $369 thousand as compared with $638 thousand for the three months ended September 30, 2009 due to decreases in rates paid on interest-bearing deposit account balances and on borrowed funds. Average interest bearing liabilities were $128.6 million for the three months ended September 30, 2010 compared to $116.7 million for the three months ended September 30, 2009, and reflected increases in money market, savings and interest checking balances. The yield on average interest bearing liabilities was 1.15% for the third quarter of 2010 compared to 2.19% for the third quarter of 2009. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the three months ended September 30, 2010 was $1.5 million compared to net interest income of $1.1 million for the three months ended September 30, 2009. The improvement in net interest income for the third quarter of 2010 is a result of growth in the loan portfolio and reduced cost of funds associated with declining interest rates paid offsetting the increase in the average balances of deposits. The Company’s net interest margin for the three months ended September 30, 2010 increased 45 basis points to 3.51% from 3.06% for the three months ended September 30, 2009.

The table below sets forth average balances and corresponding yields for the three month periods ended September 30, 2010 and September 30, 2009:

Average Balances, Interest Income and Interest Expense, and Rates
	2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans receivable	$114,732	$1,587	5.53%	$105,056	$1,466	5.58%
Securities available for sale	17,520	138	3.15%	20,641	206	3.99%
Federal funds sold	3,205	2	0.25%	3,203	1	0.12%
Deposits with other banks	29,814	92	1.23%	14,646	62	1.69%
Total interest-earning assets	165,271	1,819	4.40%	143,546	1,735	4.83%

Non-interest earning assets	4,395			5,425

TOTAL ASSETS	$169,666			$148,971

Interest-bearing liabilities:
Demand, interest-bearing	$6,865	$12	0.70%	$4,124	$12	1.16%
Money market and savings	85,512	172	0.80%	66,223	307	1.85%
Time deposits	29,623	150	2.03%	39,571	277	2.80%
Borrowed funds	6,564	35	2.13%	6,732	42	2.50%
Total interest-bearing liabilities	128,564	369	1.15%	116,650	638	2.19%

Non-interest bearing liabilities:
Demand, non-interest bearing deposits	24,383			16,454
Other liabilities	428			794

Shareholders' equity	16,291			15,073

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$169,666			$148,971

Net interest income/rate spread		$1,450	3.25%		$1,097	2.65%

Net interest margin			3.51%			3.06%

Provision for Loan Losses

For the three months ended September 30, 2010, management has provided a provision for loan losses of $121 thousand, compared to $448 thousand for the three months ended September 30, 2009, reflecting a decrease in loan growth during 2010 compared to 2009. The decrease in the provision also reflects management’s view of the risks inherent in the portfolio in the current economic environment. At September 30, 2010, the allowance for loan losses of $1.7 million represented 1.48% of total outstanding loans, while the allowance represented 1.27% of total outstanding loans at December 31, 2009. Based principally on economic conditions, asset quality, and loan-loss experience including that of comparable institutions in the Company’s market area, the allowance is believed to be adequate. The Company has not participated in any sub-prime lending activity. During the third quarter of 2010, the Company charged off two home equity loans and one consumer loan totaling $66 thousand and $4 thousand respectively, in addition to writing down a commercial real estate property by $98 thousand before classification into other real estate owned (“OREO”). There were no recoveries during the third quarter of 2010, and no charge-offs or recoveries during the third quarter of 2009.

Non-interest Income

Total non-interest income was $107 thousand for the three month period ended September 30, 2010 compared to $126 thousand for the same period in 2009. The decrease for 2010 is due to a realized gain on the sale of an investment security during the third quarter of 2009 of $19 thousand.

Non-interest Expense

Non-interest expenses increased $104 thousand or 8.65% from $1.2 million for the three months ended September 30, 2009 to $1.3 million for the three month period ended September 30, 2010. The increase is due to $87 thousand in increased legal fees relating to loan workouts, compliance, and the Bank’s reorganization into a holding company structure , as well as $10 thousand in consulting charges regarding compliance with Sarbanes-Oxley 404 and other regulatory mandates, and increased equipment depreciation and maintenance, loan collection, and quarterly deposit insurance premiums, which were partially offset by lower data processing, advertising and employee compensation and benefits expenses.

Income Taxes

There was no provision for income taxes for the three months ended September 30, 2010 due to the utilization of previously unrecognized tax benefits related to the Company’s net operating loss carryforwards. There was no provision for income taxes for the three months ended September 30, 2009 due to the net operating losses incurred by the Company since inception.

Comparison of Results of Operation for the Nine Months Ended September 30, 2010 and 2009

Net Interest Income

Total interest income for the nine months ended September 30, 2010 increased $656 thousand to $5.6 million as compared with $4.9 million for the nine months ended September 30, 2009 as a result of growth in the loan portfolio and time deposits with other banks. Average earning assets were $162.6 million for the nine months ended September 30, 2010 compared to $128.9 million for the nine months ended September 30, 2009. Average loan receivables increased to $115.9 million in the first nine months of 2010 from $100.8 million in the comparable year ago period. The yield on average earning assets was 4.58% for the first nine months of 2010 as compared to 5.10% for the same period of 2009, while the yield on the loan portfolio declined by 2 basis points over the comparable nine month periods. The declines in yield reflect the continued low market interest rates.

Total interest expense for the nine months ended September 30, 2010 decreased $624 thousand to $1.2 million as compared with $1.9 million for the nine months ended September 30, 2009 despite the $23.4 million increase in average interest bearing liabilities, primarily due to reductions made to rates paid on deposits and lower average borrowings. Average interest bearing liabilities were $128.3 million for the nine months ended September 30, 2010 compared to $104.8 million for the nine months ended September 30, 2009. The yield on average interest bearing liabilities was 1.29% for the first three quarters of 2010 compared to 2.37% for the first three quarters of 2009. In addition, average non-interest bearing deposits increased to $20.5 million in the current nine month period from $13.3 million in the year ago period. The decrease in rate was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates paid to depositors.

Net interest income for the nine months ended September 30, 2010 was $4.3 million compared to net interest income of $3.1 million for the nine months ended September 30, 2009. The improvement in net interest income for the nine months ended September 30, 2010, is a result of growth in earning assets, primarily the loan portfolio and time deposits with other banks, and lower costs of funds and borrowings. The Company’s net interest margin for the nine months ended September 30, 2010 increased 39 basis points to 3.56% from 3.17% for the nine months ended September 30, 2009.

The following table sets forth average balances and corresponding yields for the nine month periods ended September 30, 2010 and September 30, 2009:

Average Balances, Interest Income and Interest Expense, and Rates
	2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans receivable	$115,864	$4,784	5.51%	$100,752	$4,180	5.53%
Securities available for sale	18,679	497	3.55%	19,328	671	4.63%
Federal funds sold	2,307	4	0.23%	3,280	5	0.20%
Deposits with other banks	25,724	300	1.55%	5,565	73	1.75%
Total interest-earning assets	162,574	5,585	4.58%	128,925	4,929	5.10%

Non-interest earning assets	4,437			3,627

TOTAL ASSETS	$167,011			$132,552

Interest-bearing liabilities:
Demand, interest-bearing	$5,412	$29	0.71%	$2,348	$22	1.25%
Money market and savings	84,983	621	0.97%	48,503	700	1.92%
Time deposits	30,350	473	2.08%	46,643	999	2.86%
Borrowed funds	7,518	116	2.06%	7,349	142	2.58%
Total interest-bearing liabilities	128,263	1,239	1.29%	104,843	1,863	2.37%

Non-interest bearing liabilities:
Demand, non-interest bearing deposits	21,978			13,336
Other liabilities	443			678

Shareholders' equity	16,327			13,695

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$167,011			$132,552

Net interest income/rate spread		$4,346	3.29%		$3,066	2.73%

Net interest margin			3.56%			3.17%

Provision for Loan Losses

For the nine months ended September 30, 2010, management provided a provision for loan losses of $558 thousand, compared to a provision of $808 thousand for the nine months ended September 30, 2009. The decrease is due to lower loan growth in 2010 compared to 2009 and the stabilization of non-performing loans. The Company’s non-accrual loans increased to $4.8 million at September 30, 2010 from $4.6 million at year end 2009. The provision reflects management’s view of the risks inherent in the portfolio in the current economic environment. At September 30, 2010, the allowance for loan losses totaled $1.7 million representing 1.48% of total outstanding loans, while the allowance represented 1.27% of total outstanding loans at year end 2009. Based principally on economic conditions, asset quality, and loan-loss experience including that of comparable institutions in the Company’s market area, the allowance is believed to be adequate. The Company has not participated in any sub-prime lending activity. There were $274 thousand in loans charged off and $5 thousand in recoveries during the first nine months of 2010.

Non-interest Income

Total non-interest income was $398 thousand for the nine month period ended September 30, 2010 compared to $243 thousand for the same period in 2009. The increase of $155 thousand is primarily due to a realized gain on the sale of investment securities during the second quarter of 2010 of $87 thousand, growth in fee activity of $68 thousand due to deposit growth, and an increase in other income of $4 thousand. During the nine months ended September 30, 2009 the Company reflected a $15 thousand loss on the disposition of its old telephone system, and a $19 thousand realized gain from the sale of an investment security.

Non-interest Expense

Non-interest expenses increased $319 thousand or 9.0% from $3.5 million for the nine months ended September 30, 2009 to $3.9 million for the same period in 2010. The increase is primarily the result of higher legal and consulting fees for additional loan and compliance services of $181 thousand and $56 thousand, respectively, and higher deposit insurance premiums of $60 thousand, increased equipment charges and depreciation of $60 thousand, data processing charges of $21 thousand, which were partially offset by lower employee salaries and benefits due to staff attrition, and reduced advertising and promotion costs. Other expenses increased $14 thousand, which reflected higher loan-related costs

Income Taxes

There was no provision for income taxes for the nine months ended September 30, 2010 due to the utilization of previously unrecognized tax benefits related to the Company’s net operating loss carryforwards. There was no provision for income taxes for the nine months ended September 30, 2009 due to the net operating losses incurred by the Company since inception.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2010 decreased $1.4 million or 43.8% to $1.9 million, from $3.3 million at December 31, 2009, due to no overnight federal funds sold balances outstanding at September 30, 2010. Cash and due from banks increased $602 thousand from December 31, 2009 reflecting higher ending cash clearings. Liquidity was used to fund the growth in the Company’s loan portfolio and an increase in time deposits in other banks.

Time Deposits in Other Banks

Time deposits in other banks increased $1.3 million, or 4.8% from $26.8 million at December 31, 2009 to $28.0 million at September 30, 2010. This increase over the prior year-end is the result of the Company’s strategy to maintain a level of relative liquidity in order to fund anticipated loan growth while simultaneously earning a higher yield on excess funds beyond that available on shorter term overnight sales of federal funds. The maturities of these time deposits range from one to eleven months at September 30, 2010.

Securities

The Company’s securities portfolio continues to be classified, in its entirety, as “available for sale.”  Management believes that a portfolio classification of available for sale allows greater flexibility in managing the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide a return on investment while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. agency securities, mortgage-backed securities issued by FHLMC or FNMA, and corporate bonds. The Company holds no derivatives as of September 30, 2010.

Total securities at September 30, 2010 were $17.8 million compared to securities of $19.1 million at December 31, 2009. The carrying value of the securities portfolio as of September 30, 2010 includes a net unrealized gain of $409 thousand, which is recorded as accumulated other comprehensive income in stockholders’ equity. This compares to a net unrealized gain of $71 thousand at December 31, 2009. No securities are deemed to be other than temporarily impaired. The decline in the investment securities portfolio reflects sales, maturities, calls and principal payments received during this period exceeding purchases, as the Company used excess liquidity to fund the growth in the loan portfolio and an increase in time deposits in other banks.

Restricted Investment in Bank Stock

Restricted investment in bank stock as of September 30, 2010 was $588 thousand, increasing $66 thousand or 12.6% from $522 thousand at December 31, 2009. This balance is comprised of capital stock of correspondent banks and the Federal Home Loan Bank, and fluctuates primarily due to activity-based requirements related to  borrowings from  the Federal Home Loan Bank.

Loans

The loan portfolio comprises the largest component of the Company’s earning assets. All of the Company’s loans are to domestic borrowers. Total loans, net of the allowance, increased $3.3 million to $115.2 million at September 30, 2010 from $111.9 million at December 31, 2009. The loan to deposit ratio has increased from 78.0% at December 31, 2009 to 81.2% at September 30, 2010. The Company’s loan portfolio at September 30, 2010 was comprised of consumer loans of $39.9 million, a decrease of $1.8 million from December 31, 2009, and commercial loans of $77.0 million, an increase of $5.4 million from December 31, 2009, before the allowance for loan losses. The Company has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses increased $289 thousand to $1.7 million at September 30, 2010 from $1.4 million at December 31, 2009. At September 30, 2010 and December 31, 2009, the allowance for loan losses represented 1.48% and 1.27% respectively of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of comparable institutions in the Company’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At September 30, 2010, the Company had fifteen loans totaling $4.8 million that were in non-accrual. There was a $50 thousand loan which was past due greater than 90 days and still accruing, and no restructured loans. At December 31, 2009, the Company had $4.6 million in non-accrual loans,  no loans greater than 90 days past due and still accruing interest, and no restructured loans. The Company had one commercial real estate property with a net realizable value of $415 thousand which was foreclosed upon and classified as foreclosed assets at September 30, 2010 and no similar properties at December 31, 2009. The balance of non-performing loans at September 30, 2010 includes a construction loan of $1.7 million and a participation of $745 thousand in a development loan. Both of these loans have been adversely affected by the weakened market conditions. The $1.7 million construction loan was previously in foreclosure, however, the Bank has come to an agreement with the borrowers to modify the loan and allow construction to begin. At this time management believes the equity in this project is sufficient to allow for successful completion. At September 30, 2010 five non-accrual commercial real estate loans totaling $1.9 million are in foreclosure due to poor market conditions that have affected real estate sales. The remaining non-accrual loans at September 30, 2010 consists of three home equity loans totaling $193 thousand, four commercial loans totaling $199 thousand, and one residential real estate loan of $141 thousand.

At September 30, 2010 there were impaired loans in the amount of $4.5 million compared to $4.7 million at December 31, 2009. Impaired loans requiring a specific allowance for loan loss were $4.5 million at September 30, 2010 and $3.1 million at December 31, 2009. The allowance for loan losses on the impaired loans was $359,000 at September 30, 2010 and $119,000 at December 31, 2009. The decrease in impaired loans was due primarily to the transfer of a $415,000 loan to foreclosed assets. Management recognized that collateral asset values on impaired loans have experienced added deterioration and has made the necessary adjustments to increase the specific allowances on such loans.

Management continues to monitor the Company’s asset quality and believes that the non-performing assets are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.  However, given the uncertainty of the current real estate market, additional provisions for losses may be deemed necessary in future periods.

The Company seeks to actively manage its non-performing assets.  In addition to monitoring and collecting on delinquent loans, management maintains a loan review process for customers with aggregate relationships of $450 thousand or more.

Premises and Equipment

Bank premises and equipment, net of accumulated depreciation, decreased $224 thousand from December 31, 2009 to September 30, 2010. This decrease is due to depreciation expense on existing premises and equipment.

Deposits

Total deposits at September 30, 2010 decreased $1.7 million to $141.9 million from $143.6 million at December 31, 2009. Savings deposits and time deposits decreased by $19.3 million, and $1.8 million, respectively which was offset by growth in money market, non-interest bearing checking, and interest checking of $10.9 million, $4.7 million, and $3.8 million, respectively.  The decline in savings deposits is attributed to decreases made to the savings rate paid beginning January 1, 2010, which caused a migration of deposits to higher paying money market accounts.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $1.9 million at September 30, 2010, compared to $3.3 million at December 31, 2009.

Additional liquidity sources include maturities of time deposits in other banks, principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital. At September 30, 2010, the Company had $28.0 million of time deposits with other banks that had maturities of less than twelve months, and $17.8 million of available for sale securities. Securities with carrying values of approximately $9.8 million at September 30, 2010 were pledged as collateral to secure borrowings, public deposits, and for other purposes required or permitted by law. The Company also has borrowing capacity with the Federal Home Loan Bank of New York and a line of credit with Atlantic Central Bankers Bank as discussed in Note 7 of this filing.

Contractual Obligations

The Company currently leases its main banking office at 310 Route 94 in Vernon, New Jersey and each of its two branch locations at 351 Union Boulevard in Totowa, New Jersey and 351 Sparta Avenue in Sparta, New Jersey. These leases expire in 2016, 2012, and 2014 for each office, respectively.

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist mainly of unfunded loans and lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $35.7 million at September 30, 2010. The Company also has letters of credit outstanding of $435 thousand at September 30, 2010. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $16.2 million as of September 30, 2010, representing a net increase of $446 thousand from December 31, 2009. The increase in capital was a result of the change in the net unrealized holding gain on available for sale securities of $338 thousand and net income of $332 thousand for the nine months ended September 30, 2010 reduced by preferred stock dividends of $215 thousand and preferred stock issuance costs of $10 thousand.

The following table provides a comparison of the Bank’s regulatory capital ratios. Since the Company has less than $500 million in consolidated assets, it is not subject to regulatory capital requirements:

	September 30,	December 31,
(In thousands except for ratios)	2010	2009
Tier I, common stockholders' equity	$14,982	$14,871
Tier II, allowable portion of allowance for loan losses	1,660	1,438
Total capital	16,642	16,309

Total risk-based capital	12.5%	12.6%
Tier I risk-based capital	11.3%	11.5%
Tier I leverage capital	8.9%	9.0%

At September 30, 2010, the Bank exceeded the minimum regulatory capital requirements necessary to be considered a “well capitalized” financial institution under applicable federal banking regulations.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

 In the normal course of business activities, the Company is exposed to market risk, principally interest rate risk. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments. The Asset/Liability Committee, as a function of the Board of Directors, is responsible for managing the rate sensitivity position, using Board approved policies and procedures. No material changes in the market risk strategy occurred during the current period. A detailed discussion of interest rate risk is provided in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4(T) – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended September 30, 2010, including any corrective actions with regard to significant deficiencies and material weakness.

Part II - Other Information

Item 1 - Legal Proceedings

The Company is an occasional party to legal actions arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect the Company’s operations or financial position.

On December 14, 2009, Union Center National Bank (“UCNB”) initiated an action in New Jersey Superior Court against the Bank seeking to require the Bank to repurchase UCNB’s participation interest in a loan with a total principal amount of $6.9 million. UCNB holds 85.5072% of the loan. UCNB has also asserted a claim for negligent handling and administration of the loan. The Bank intends to continue vigorously defending this lawsuit, has filed an answer contesting liability and has asserted counterclaims against UCNB. UCNB’s motion for summary judgment  was denied without prejudice. The parties intend to complete discovery within the next 60 to 90 days.

Item 1A - Risk Factors

Not Applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3 - Defaults Upon Senior Securities

Not Applicable.

Item 4 - Reserved

Item 5 - Other Information

Not Applicable.

Item 6.    Exhibits

Exhibit 31.1 – Certification of George E. Irwin pursuant to SEC Rule 13a-14(a)
Exhibit 31.2 – Certification of Eileen D. Piersa pursuant to SEC Rule 13a-14(a)
Exhibit 32.1 – Certification of George E. Irwin Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 – Certification of Eileen D. Piersa pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANCORP, INC.

Date: November 10, 2010	By:	/s/ George E. Irwin
George E. Irwin
President and Chief Executive Officer

Date: November 10, 2010	By:	/s/ Eileen D. Piersa
Eileen D. Piersa
Chief Financial Officer