Form 10-K
period 2010-12-31
HIGHLANDS BANCORP, INC.
filed 2011-03-28
CIK 1494186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2010

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	To

Commission file number: 000-54110

Highlands Bancorp, Inc.

(Exact name of registrant as specified in its charter)

New Jersey	27-1954096
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

310 Route 94, Vernon, New Jersey 07462

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code	973-764-3200

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, no par value
(Title Of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes x  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No x

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked price on June 30, 2010 was $7,170,931.

As of March 28, 2011, 1,788,262 shares of the registrant's common stock were issued and outstanding.

PART I

Item 1. Business.

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

The only activity of Highlands Bancorp, Inc. is the ownership of Highlands State Bank (the “Bank”). The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”) and New Jersey Department of Banking and Insurance (“NJDOBI”). The Bank is subject to supervision and regulation by the NJDOBI and the Federal Deposit Insurance Corporation (“FDIC”).

The Bank is a New Jersey state chartered bank which commenced operations on October 31, 2005.  The Bank is a full service bank providing personal and business lending and deposit services.  The Bank’s primary market is Sussex and Passaic Counties in New Jersey. HLF Mountain Lakes, LLC was formed as a subsidiary of the Bank in 2010 to hold certain real estate acquired in settlement of loans. The Bank’s principal office is located at 310 Route 94 in Vernon, NJ. We also operate two additional branch offices at 351 Sparta Ave, Sparta, New Jersey and at 351 Union Boulevard, Totowa, New Jersey. Our Sparta office was acquired as part of our merger with Noble Community Bank, which was consummated at the end of 2008. Our Totowa office opened in the first quarter of 2009, and was designed to capitalize on the Passaic County contacts of our President and Chief Executive Officer, George E. Irwin. Mr. Irwin served as the President and Chief Executive Officer of Greater Community Bank of Totowa, New Jersey for over 17 years.

The Bank engages in the general business of commercial banking. The Bank offers traditional commercial banking services such as savings and checking accounts and provides commercial, consumer and mortgage loans. Bank deposits are insured by the FDIC up to applicable limits. The Bank provides a wide range of commercial banking products and services, including personal and business checking accounts and time deposits, money market accounts and regular savings accounts. The Bank does not presently have any trust powers and, therefore, does not offer any trust services.

The Bank structures its specific services and fees in a manner designed to attract the business of small and medium-sized businesses and the professional community, as well as that of individuals, in the Sussex and Passaic Counties, New Jersey area. The Bank engages in a wide range of lending activities and offers commercial, consumer, mortgage, construction and personal loans. All lending decisions are made on the basis of credit soundness and in compliance with all applicable laws. The Bank from time to time participates in multi-bank credit arrangements in order to take part in loans for amounts that are in excess of the Bank's legal lending limit. In commercial lending, the Bank offers loans for equipment and working capital needs, as well as for financing of commercial real estate. In consumer lending, the Bank offers personal, automobile, bridge, home equity and home improvement loans. The Bank also makes one-to-four-family residential real estate loans.

The Bank believes it offers competitive rates for its services, thereby enabling consumers and business entities in its service area to avail themselves of the Bank's credit and non-credit services.

Unless otherwise indicated, the terms “us”, “we”, and “our” refer to the Company on a consolidated basis.

Acquisition of Noble Community Bank

Effective as of the close of business on December 31, 2008, the Bank completed its merger (the “Merger”) with Noble Community Bank (“Noble”), a New Jersey chartered commercial bank headquartered in Sparta, New Jersey, pursuant to the terms of the Bank Merger Agreement dated as of August 5, 2008 (the “Merger Agreement”).  At the time of the merger, Noble had approximately $46.0 million in total assets, $31.5 million in net loans and $36.9 million in deposits.  Noble’s former branch, located in Sparta, Sussex County, New Jersey, is now a branch of the Bank.

As a result of the Merger, each outstanding share of Noble common stock was converted to 0.7953 shares of the Bank’s common stock.  An aggregate of 693,103 shares of the Bank’s common stock (the “Merger Shares”) were issued in the merger transaction.

Participation in the Capital Purchase Program

During the third quarter of 2008, Congress adopted the Emergency Economic Stabilization Act (the "EESA"), as amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”) to address the dysfunctional credit markets. Among the programs implemented under the EESA is the Capital Purchase Program (“the “CPP”), under which the United States Treasury (the “UST”or “Treasury”) was permitted to invest in the preferred stock of selected insured depository institutions or their holding companies. This program was designed to strengthen the balance sheet of healthy financial institutions, including regional and community banks.  The Bank was approved to participate in the CPP, and on May 8, 2009, the Bank raised $3.1 million in capital through the sale of 3,091 shares of Series A Preferred Stock and 155 shares of Series B Preferred Stock to the UST.  In addition, pursuant to an expansion of the program announced on May 13, 2009, the Bank raised an additional $2.4 million on December 22, 2009 through the sale of an additional 2,359 shares of Series A Preferred Stock. The Company assumed all of the obligations under these preferred shares as part of the holding company reorganization.

The terms of the series A Preferred Stock and the Series B Preferred Stock are almost identical, except with regard to the dividend rate. The Series A Preferred Stock bears a dividend rate of five (5%) percent for the first five (5) years it is outstanding, and the dividend rate increases to nine (9%) percent thereafter if the Series A Preferred Stock is not redeemed by the Bank. The Series B Preferred Stock bears a dividend rate of nine (9%) percent from the date of issuance. Participation in the CPP subjects us to various dividend, stock repurchase and executive compensation limitations and imposes additional reporting and corporate governance obligations on us. For example, under the terms of the CPP, because we have not historically paid cash dividends, we are not permitted to pay cash dividends on our common stock until we redeem the preferred stock issued to the Treasury under the CPP.

The Company may redeem the Series A Preferred Stock, in whole or in part, at its liquidation preference plus accrued and unpaid dividends at any time as permitted by the ARRA and the rules and regulations promulgated thereunder. The Series B Preferred Stock may be similarly redeemed, but it may not be redeemed until all of the Series A Preferred Stock has been redeemed.

Business Strategy

The Bank was founded by a group of local business persons and professionals on the premise that an essential component of a vibrant local economy is a strong community bank that focuses on serving the financial needs of the individuals, professionals and small- to medium sized businesses in its local communities.  As big banks became more and more depersonalized, cut back on services offered to customers, and increased fees in the local markets they had penetrated, the group believed an opportunity arose to offer high quality banking and other financial services with personalized attention. The group was convinced that the communities were under served by these larger institutions, and would therefore welcome an institution that would provide timely and personalized services coupled with timely and direct access to decision makers.

The deposit services we offer include checking accounts, savings accounts and certificates of deposit for both personal and business use.  As of December 31, 2010, the Company had total deposits of $136.4 million. We offer commercial, consumer and mortgage related products with particular emphasis on loans that are tailored to meet the needs of small- to medium sized businesses, professionals and individuals.  These products include commercial and residential mortgage, term and working capital loans and home equity credit lines.  As of December 31, 2010, the Company had total net loans of $121.0 million.

The Company believes that the current trend of consolidation among larger financial institutions results in personnel who are not intimately familiar with the needs of individuals and business in our service areas, a curtailment of services, and increased fees. Our business strategy is to continue to pursue additional business from those customers who, as a result of these trends, are underserved or undervalued by larger financial institutions.  Even in these difficult times, we believe our marketplace remains one of the most desirable banking markets in the entire country.  We further believe that by pursuing these undervalued customers, coupled with the application of sound business principals, we are building a strong customer foundation.  Further, by providing a level of service that is customer oriented, including access to our decision makers, and by expanding our brand into local communities located in the densely populated and affluent northern New Jersey marketplace, the Company believes it can create value for its shareholders.

Lending Activities.

We engage in a variety of lending activities including commercial, construction, residential real estate and consumer transactions.  Lending activities are focused on individuals, professionals and small- to medium-sized businesses by attracting customers with personal service and attractive pricing.  We have not engaged in subprime lending.

In managing the growth of the loan portfolio, management  has focused on: (1) the application of prudent underwriting criteria; (2) active involvement by senior management and the board of directors in the loan approval process; (3) active monitoring of loans to ensure that repayments are made in a timely manner and to identify potential problem loans; and (4) review of select aspects of the  loan portfolio by independent consultants.

Commercial and Commercial Real Estate Loans.  The commercial loan portfolio consists primarily of commercial loans to small and medium sized businesses and individuals for general business and real estate uses.  Commercial and commercial real estate loans are generally secured by real estate and/or by the guarantees of the principals of the borrowers.   Commercial loans that exceed our legal limits are participated with other commercial banks.  At December 31, 2010, we had $78.7 million in commercial loans outstanding, representing 64.1% of the total loan portfolio.

Commercial loans are made on a line of credit and fixed basis to finance inventory, equipment or short-term working capital.  These loans are generally made on a secured basis with the personal guarantees of the principal owners with occasional policy exceptions.  Fixed rate loans generally have terms of one to five years.

Commercial real estate loans are made for the acquisition of new property or the refinancing of existing property. These loans are typically related to commercial businesses and secured by the underlying real estate used in the business or real property of the principals.

Real Estate Construction Loans.  Construction loans are generally made to builders, developers and consumers who wish to build their own homes or commercial structures.  These loans are secured by the real estate being developed and are generally personally guaranteed by the principals of the borrowers.  The duration of construction loans generally is limited to 12 to 18 months, although payments may be structured on a longer amortization basis.  Construction loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and, on some occasions, the sale of the property.  As of December 31, 2010, the Company had $5.0 million of real estate construction loans outstanding, representing 4.1% of the total loan portfolio.

Residential, Home Equity Loans and Second Mortgages.  We offer both home equity lines of credit and home equity loans.  Risks associated with loans secured by residential properties are generally lower than commercial real estate and construction loans and include general economic risks, such as the strength of the job market, employment stability and the strength of the housing market.  Since most loans are secured by a primary or secondary residence, the borrower’s continued employment is the greatest risk to repayment.  As of December 31, 2010, the Company had $11.8 million in residential real estate loans outstanding representing 9.7% of the total loan portfolio, and  $26.9 million in home equity and second mortgage loans outstanding, representing 21.9% of the total loan portfolio.

Consumer Loans.  We offer a variety of loans to individuals for personal and household purposes.  Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.  At December 31, 2010, the Company had $231 thousand in consumer loans outstanding.

Competition

The Company operates in a highly competitive environment competing for deposits and loans with commercial banks, thrifts, credit unions and other financial institutions, many of which have greater financial resources.   In addition, in November 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 was passed into law.  The Act permits insurance companies and securities firms, among others, to acquire financial institutions and has increased competition within the financial services industry.  Certain competitors have significantly higher lending limits and provide services to their customers that we do not offer.

The Company believes that it is able to compete favorably with its competitors because it provides responsive personalized services through management's knowledge and awareness of its service area, customers and businesses.

Service Area

Primary market areas consist of Sussex County and Passaic County, each in New Jersey, although the extensive banking and business experience of our management attracts customers in the neighboring counties and throughout New Jersey.

Supervision and Regulation

Bank holding companies and banks are extensively regulated under both federal and state law.  These laws and regulations are intended to protect depositors, not shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.  Any change in the applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank.

Bank Holding Company Regulation

General

As a bank holding company registered under the Bank Holding Company Act, the Company is subject to the regulation and supervision applicable to bank holding companies by the Board of Governors of the Federal Reserve System.  The Company is required to file with the Federal Reserve annual reports and other information regarding its business operations and those of its subsidiaries.

The Bank Holding Company Act requires, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such company's voting shares) or (iii) merge or consolidate with any other bank holding company.  The Federal Reserve will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served.  The Federal Reserve also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served, when reviewing acquisitions or mergers.

The Bank Holding Company Act generally prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries, unless such non-banking business is determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

The Bank Holding Company Act was substantially amended through the Gramm-Leach Bliley Financial Modernization Act of 1999 ("Financial Modernization Act").  The Financial Modernization Act permits bank holding companies and banks, which meet certain capital, management and Community Reinvestment Act standards to engage in a broader range of non-banking activities.  In addition, bank holding companies that elect to become financial holding companies may engage in certain banking and non-banking activities without prior Federal Reserve approval.  Finally, the Financial Modernization Act imposes certain new privacy requirements on all financial institutions and their treatment of consumer information.  At this time, the Company has elected not to become a financial holding company, as it does not engage in any activities that are not permissible for banks.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default.  Under a policy of the Federal Reserve with respect to bank holding company operations, which has now been codified as part of the Bank Holding Company Act through the Dodd-Frank Wall Street Reform and Consumer Protection Act adopted in July of 2010 (the “Dodd-Frank Act”), a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy.  The Federal Reserve also has the authority under the Bank Holding Company Act to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

Capital Adequacy Guidelines for Bank Holding Companies

The Federal Reserve has adopted risk-based capital guidelines for bank holding companies.  The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets.  Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. These requirements apply on a consolidated basis to bank holding companies with consolidated assets of $500 million or more and to certain bank holding companies with less than $500 million in consolidated assets if they are engaged in substantial non-banking activities or meet certain other criteria. We do not meet these criteria, and so are not subject to a minimum consolidated capital requirement.

In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion.  All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. This minimum leverage requirement only applies to bank holding companies on a consolidated basis if the risk based capital requirements discussed above apply. We do not have a minimum consolidated capital requirement at the holding company level at this time.

Bank Regulation

As a commercial bank organized under the banking laws of the State of New Jersey, the Bank is subject to the regulation, supervision, and control of the New Jersey Department of Banking and Insurance.  As an FDIC-insured institution, the Bank is subject to regulation, supervision and control of the FDIC, an agency of the federal government.  The regulations of the FDIC and the New Jersey Department of Banking and Insurance impact virtually all of the Bank’s activities, including the minimum level of capital it must maintain, the ability to pay dividends and to expand through new branches or acquisitions, and various other matters.  The following are highlights of certain of these regulations.

Insured Deposits.  The Dodd-Frank Act has caused significant changes in the FDIC’s insurance of deposit accounts. Among other things, the Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250 thousand per depositor. In addition, the Dodd-Frank Act includes provisions replacing, by statute, the FDIC’s program to provide unlimited deposit insurance coverage for noninterest bearing transactional accounts. Institutions are not required to opt into this coverage, and can not opt out of the program. In addition, institutions are not required to pay an additional assessment for this additional coverage. Under the Dodd-Frank Act, this unlimited coverage for non-interest bearing transaction accounts will expire on January 1, 2013.

The FDIC has significantly increased deposit insurance assessment rates, beginning in the second quarter of 2009.  As increased, the adjusted base assessment rates range from 12.0 to 77.5 basis points of deposits, a significant increase over premium rates for the past several years The FDIC also levied a special assessment of 5 basis points on assets less Tier 1 Capital as of June 30, 2009, paid September 30, 2009.  The 5 basis point special assessment resulted in a charge to the Bank of approximately $61 thousand.  The FDIC also required insured depository institutions to pre-pay deposit insurance premiums for the next two and one-half years in 2009. Premium assessments are to increase by three basis points in 2011. These additional costs have and will adversely affect the Company’s results of operations.

On February 7, 2011 the FDIC announced the approval of a revised assessment system mandated by the Dodd-Frank Act. The Dodd-Frank Act requires that the base on which deposit insurance assessments are charged be revised from one based on domestic deposits to one based on assets.  The FDIC’s rule to base the assessment base on average total consolidated assets minus average tangible equity, instead of domestic deposits, may lower assessments for community banks with less than $10 billion in assets.  The new rate schedule is effective during the second quarter of 2011 and may reduce the Company’s costs for Federal deposit insurance.

Capital Adequacy Guidelines.  The FDIC has promulgated risk-based capital guidelines that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets.  Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

Bank assets are given risk weights of 0%, 20%, 50% and 100%.  In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply.  Those computations will result in the total risk-weighted assets.  Most loans are assigned to the 100% risk category, except for those performing first mortgage loans fully secured by residential property, which carry a 50% risk weighting.  Most investment securities (including general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weighting, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. government, which have a 0% risk-weight.  In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% risk weighting.  Transaction-related contingencies such as bid bonds, standby letters of credit backing non-financial obligations and undrawn commitments (including credit lines with an initial maturity of more than one year), have a 50% risk weighting.

Short-term commercial letters of credit have a 20% risk weighting, and certain short-term unconditionally cancelable commitments have a 0% risk weighting.

In addition to the risk-based capital guidelines, the FDIC has adopted a minimum Tier 1 capital (leverage) ratio.  The minimum required ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%.  At least half of the Bank’s total capital is required to be “Tier 1 Capital,” consisting of common stockholders’ equity and certain qualifying preferred or hybrid instruments less certain goodwill items and other intangible assets.  The remainder (“Tier 2 Capital”) may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 Capital.  Total capital is the sum of Tier 1 Capital and Tier 2 Capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FDIC.

Dividends. The Bank may pay dividends as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions.  Under the New Jersey Banking Act of 1948, the Bank may not pay a cash dividend unless, following the payment, the Bank’s capital stock will be unimpaired and the Bank will have a surplus of no less than 50% of the Bank capital stock or, if not, the payment of the dividend will reduce the surplus.  In addition, the Bank cannot pay dividends in such amounts as would reduce the Bank’s capital below regulatory imposed minimums.

Community Reinvestment Act.  The Community Reinvestment Act of 1977, as amended (the “CRA”), requires that banks meet the credit needs of all of their assessment area (as established for these purposes in accordance with applicable regulations based principally on the location of branch offices), including those of low income areas and borrowers.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the FDIC to assess an institution’s record of meeting the credit needs of its community and to take such record into account in the evaluation of certain applications by such institution.  The CRA requires public disclosure of an institution’s CRA rating and requires that a written evaluation of an institution’s performance utilizing a four-tiered descriptive rating system be undertaken.  An institution’s CRA rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions.  Performance less than satisfactory may be the basis for denying an application.  The Bank is rated “Satisfactory” in CRA.

USA PATRIOT Act.  Under the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers.  The USA PATRIOT Act requires financial institutions to establish anti-money laundering programs meeting the minimum standards specified by the Act and implementing regulations.  While the Bank does not expect to have any significant international banking relationships, and does not anticipate that the USA PATRIOT Act will have a material effect on its business or operations, the effect of the compliance burden imposed by the Act on the Bank cannot be predicted with certainty.

Emergency Economic Stabilization Act.  On October 8, 2008, the Emergency Economic Stabilization Act (the “EESA”) was signed into law. On October 14, 2008, the United States Treasury (the “UST”) announced its Troubled Assets Relief Program (“TARP”) Capital Purchase Program (“CPP”). Under the CPP, the UST purchased shares of senior preferred stock in insured depository institutions or their holding companies, bearing a dividend rate of 5%. In addition, participating institutions issued to the UST either common stock purchase warrants, permitting the UST to purchase common stock with a value equal to 15% of the UST’s preferred stock investment or, for institutions that are not deemed to be “publicly traded”, like the Company, warrants to purchase additional shares of preferred stock with a value equal to 5% of the UST’s investment. These additional shares of preferred stock have a dividend rate of 9%. The EESA, the American Recovery and Reinvestment Act, adopted in February, 2009, and which amended the EESA, and UST regulations promulgated thereunder impose significant dividend, stock repurchase and executive compensation restrictions on the Company and impose enhanced reporting and corporate governance requirements on the Company.

American Recovery and Reinvestment Act. The American Recovery and Reinvestment Act of 2009 (the “ARRA”) became law on February 17, 2009. The main purpose of the ARRA is to provide fiscal stimulus to the U.S. economy and help foster job creation and economic activity. However, portions of the ARRA amend the EESA and the terms of the CPP, and impose new requirements on institutions which participated in the CPP, like the Company.  Among other things, these provisions, and the regulations issued by the Treasury to implement them, require substantial new restrictions on executive compensation, prohibiting severance payments regardless of the cause of an executive’s departure and bonus payments to certain officers of institutions participating in the CPP, and require the adoption of various policies and procedures affecting compensation. The ARRA also imposes new certification requirements on management of an institution participating in the CPP, and new review requirements on the compensation committee of such an institution.  These restrictions may make it more difficult for the Company to attract and retain senior management.

The Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was signed into law on July 21, 2010.  Generally, the Dodd-Frank Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law, many of which will not become effective until various Federal regulatory agencies have promulgated rules implementing the statutory provisions. Some uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact on the financial services industry by increasing compliance costs and reducing some sources of revenue.  The Dodd-Frank Act, among other things:

●	Directs the Federal Reserve to issue rules which are expected to limit debit-card interchange fees;
●
Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% and changes the basis for determining FDIC premiums from deposits to assets;

●	Permanently increases the deposit insurance coverage to $250 thousand and allows depository institutions to pay interest on checking accounts;
●
Creates a new consumer financial protection bureau that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws directly for large institutions;

●	Provides for new disclosure and other requirements relating to executive compensation and corporate governance;
●	Changes standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries;
●
Provides mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and

●
Creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

Federal Securities Regulation. The Company is a reporting company  under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and therefore is required to file current, quarterly and annual reports, as well as proxy statements and certain other materials, with the Securities and Exchange Commission (“SEC”).  Compliance with these requirements increases our non-interest expense.

On July 30, 2002, the Sarbanes-Oxley Act, or “SOX” was enacted.  SOX is not a banking law, but applies to all companies that are subject to the Exchange Act.  The stated goals of SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  SOX is the most far reaching U.S. securities legislation enacted in some time.

SOX includes very specific additional disclosure requirements and new corporate governance rules and requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules,  and mandates further studies of specific issues by the SEC.  SOX represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.  SOX addresses, among other matters:

●	audit committees;
●	certification of financial statements by the chief executive officer and the chief financial officer;
●	management’s assessment of a company’s internal controls over financial reporting, and a company’s auditor’s certification of such assessment;
●
the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

●	a prohibition on insider trading during pension plan black out periods;
●	disclosure of off-balance sheet transactions;
●	a prohibition on personal loans to officers and directors, unless subject to Federal Reserve Regulation O;
●	expedited filing requirements for Form 4 statements of changes of beneficial ownership of securities required to be filed by officers, directors and 10% shareholders;
●	disclosure of whether or not a company has adopted a code of ethics;
●	“real time” filing of periodic reports;
●	auditor independence; and
●	various increased criminal penalties for violations of securities laws.

Complying with the requirements of SOX increases our compliance costs and could make it more difficult to attract and retain board members. This 10-K report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial due to exemption provided under SEC regulations.

Anti-Terrorism Legislation - On October 26, 2001, a new anti-terrorism bill, the International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001, was signed into law.  This law restricts money laundering by terrorists in the United States and abroad.  This act specifies new "know your customer" requirements that will obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution.  Banking regulators will consider compliance with the act's money laundering provisions in making decisions regarding approval of acquisitions and mergers.  In addition, sanctions for violations of the act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million.

Employees

At December 31, 2010, we employed 34 full-time equivalent employees.  None of these employees are covered by a collective bargaining agreement and we believe that our employee relations are good.

Item 1A. Risk Factors.

Risks affecting Our Business:

Our nonperforming assets have substantially increased, and this has, and will continue, to affect our results of operations.

At December 31, 2010, our total nonperforming assets increased to $5.8 million or 3.53% of our total assets, from $4.6 million, or 2.77% of our total assets. Foreclosed real estate has increased to $799 thousand in 2010, from no real estate owned at the end of 2009. This level of nonperforming assets reflects the general economic slowdown in our marketplace and its effect on our borrowers. The deterioration in credit quality has negatively impacted our results of operations, through additional provisions for loan losses and reduced interest income, and will continue to impact our performance until these assets are resolved. In addition, future increases in our nonperforming assets will further negatively affect our results of operations. We can give you no assurance that our nonperforming assets will not increase further.

We do not have a history of profitable operations

Although the Company achieved operating profitability during 2010, the year was our first profitable year of operations after several years of losses. General economic conditions continue to be tumultuous and the continued slow economy reflects a climate of tightened credit.  There is no assurance that the Company will sustain profitable operations.

The nationwide recession may adversely affect our business by reducing real estate values in our trade area and stressing the ability of customers to repay their loans.

The New Jersey trade area, like the rest of the United States, has experienced economic contraction. As a result, many companies have experienced reduced revenues and have laid off employees. These factors have stressed the ability of both commercial and consumer customers to repay their loans, and have, and may in the future, result in higher levels of nonaccrual loans.  In addition, real estate values have declined in the trade area. Since the majority of our loans are secured by real estate, declines in the market value of real estate impact the value of the collateral securing its loans, and could lead to greater losses in the event of defaults on loans secured by real estate.

Compliance with the requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002 will increase our compliance costs.

The Company is subject to the periodic reporting and disclosure requirements of the Exchange Act and SEC regulations thereunder. In addition, the Company is subject to the corporate governance and procedural requirements of SOX. Complying with these requirements will increase our costs, through, among other things, requiring substantial management time and focus and increasing our professional fees, such as auditing and legal fees.

The potential impact of changes in monetary policy and interest rates may negatively affect our operations.

Operating results may be significantly affected (favorably or unfavorably) by market rates of interest that, in turn, are affected by prevailing economic conditions, by the fiscal and monetary policies of the United States government and by the policies of various regulatory agencies.  Our earnings will depend primarily upon interest rate spread (i.e., the difference between income earned on loans and investments and the interest paid on deposits and borrowings).  Like most financial institutions, we may be subject to the risk of fluctuations in interest rates, which, if significant, may have a material adverse effect on operations.

Earnings may not grow if we are unable to successfully attract core deposits and lending opportunities and exploit opportunities to generate fee-based income.

In the event that we are unable to execute our business strategy of continued growth in loans and deposits, earnings could be adversely impacted.  The ability to continue to grow depends, in part, upon the ability to expand our market share, to successfully attract core deposits and identify loan and investment opportunities, as well as opportunities to generate fee-based income.  The ability to manage growth successfully will also depend on whether we can continue to efficiently fund asset growth and maintain asset quality and cost controls, as well as on factors beyond our control; such as, economic conditions and interest rate trends.

There is no active and liquid public trading market for the Company’s stock.

Although there are sporadic quotations and trading in the Company’s common stock on the OTC Bulletin Board, there is no established, liquid market for its common stock. It is unlikely that an active or liquid trading market in the Company’s common stock will develop in the near term, and if such a market develops, there is no assurance that it will continue.  In an inactive and/or illiquid market, shareholders wishing to sell their shares may have to find buyers through their own efforts.  In addition, sales of large amounts of shares could adversely affect the prevailing market price.

Risks Related to the Company and the Banking Industry:

Changes in local economic conditions could adversely affect our loan portfolio.

Our success depends to a great extent upon the general economic conditions of the local markets that it serves.  Unlike larger banks that are more geographically diversified, we provide banking and financial services primarily to customers in Sussex and Passaic Counties in the New Jersey market, so any decline in the economy of New Jersey could have an adverse impact the Company.

Loans, the ability of borrowers to repay these loans, and the value of collateral securing these loans are impacted by economic conditions.  Financial results, the credit quality of the existing loan portfolio, and the ability to generate new loans with acceptable yield and credit characteristics may be adversely affected by changes in prevailing economic conditions, including declines in real estate values, changes in interest rates, adverse employment conditions and the monetary and fiscal policies of the federal government.  We cannot assure you that positive trends or developments will continue or that negative trends or developments will not have a significant adverse effect on us.

The financial services industry is undergoing a period of great volatility and disruption

The Company is subject to interest rate risk and variations in interest rates may negatively affect its financial performance. In addition, dislocation and volatility in the credit markets may negatively affect the value of assets.

Beginning in mid 2007, there has been significant turmoil and volatility in global financial markets.   Nationally, economic factors such as inflation or recession, a rise in unemployment, a weakened US dollar, and rising consumer costs persist. Recent market uncertainty regarding the financial sector has increased.  In addition to the impact on the economy generally, changes in interest rates, in the shape of the yield curve, or in valuations in the debt or equity markets or disruptions in the liquidity or other functioning of financial markets, all of which have been seen recently, could directly impact the Company in one or more of the following ways:

●
Net interest income, the difference between interest earned on our interest-earning assets and interest paid on interest-bearing liabilities, represents a significant portion of our earnings.  Both increases and decreases in the interest rate environment may reduce profits.   We expect that we will continue to realize income from the spread between the interest we earn on loans, securities and other interest-earning assets, and the interest we pay on deposits, borrowings and other interest-bearing liabilities.  The net interest spread is affected by the differences between the maturity and repricing characteristics of our interest-earning assets and interest-bearing liabilities.  Our interest-earning assets may not reprice as slowly or rapidly as our interest-bearing liabilities.

●
The market value of our securities portfolio may decline and result in other than temporary charges.  The values of securities in the portfolio are affected by factors that impact the U.S. securities market in general as well as specific financial sector factors and entities.  Recent uncertainty in the market regarding the financial sector has negatively impacted the value of securities within our portfolio.  Further declines in these sectors may result in future other than temporary impairment charges.

●	Asset quality may deteriorate as borrowers become unable to repay their loans.

●	Lack of liquidity within the capital markets that the Company uses to raise funds to support our business transactions could impact the cost of funds or its ability to raise funds.

There is a risk that we may not be repaid in a timely manner, or at all, for loans we make.

The risk of non-payment (or deferred or delayed payment) of loans is inherent in commercial banking.  Such non-payment, or delayed or deferred payment of loans, may have a material adverse effect on our earnings and overall financial condition.  Additionally, in compliance with applicable banking laws and regulations, we maintain an allowance for loan losses created through charges against earnings.  As of December 31, 2010, the allowance for loan losses was $1.7 million.  Our marketing focus on small- to medium sized businesses may result in our assumption of certain lending risks that are different from or greater than those which would apply to loans made to larger companies.  We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow.  However, there can be no assurance that such procedures will actually reduce loan losses.

Our allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and nonperformance.  Our allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses could materially and adversely affect the results of our operations.  Although risks within the loan portfolio are analyzed on a continuous basis by management, we can provide you no assurance that our analysis will cause us to avoid future losses. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates.  State and federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses and have in the past required an increase in our allowance for loan losses.  Although we believe that our allowance for loan losses is adequate to cover probable and reasonably estimated losses, we cannot assure you that we will not further increase the allowance for loan losses or that our regulators will not require us to increase this allowance.  Either of these occurrences could adversely affect our earnings.

Competition from other financial institutions in originating loans and attracting deposits may adversely affect our profitability.

We face substantial competition in originating loans.  This competition comes principally from other banks, savings institutions, mortgage banking companies, credit unions and other lenders. Many of our competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income by decreasing the number and size of loans that we originate and the interest rates we may charge on these loans.

In attracting deposits, we face substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of our competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns and better brand recognition and more branch locations. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations that may increase our cost of funds.

We compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, insurance companies and governmental organizations that may offer more favorable terms. Some of our non-bank competitors are not subject to the same extensive regulations that govern our operations. As a result, such non-bank competitors may have advantages over us in providing certain products and services. This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect our earnings and financial condition.

The banking business is subject to significant government regulations, which are designed for the protection of depositors and the public, but not our stockholders.

We are subject to extensive governmental supervision, regulation and control. These laws and regulations are subject to change, and may require substantial modifications to our operations or may cause us to incur substantial additional compliance costs. In addition, future legislation and government policy could adversely affect the commercial banking industry and our operations.  Such governing laws can be anticipated to continue to be the subject of future modification. These laws and regulations are generally designed to protect depositors and the deposit insurance funds and to foster economic growth and not for the purpose of protecting stockholders. Our management cannot predict what effect any such future modifications will have on our operations.

For example, the recently adopted Dodd-Frank Act will result in substantial new compliance costs, and may restrict certain sources of revenue. The Dodd-Frank Act was signed into law on July 21, 2010.  Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law, many of which will not become effective until various Federal regulatory agencies have promulgated rules implementing the statutory provisions.  Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on our business, results of operations and financial condition.  The Dodd-Frank Act, among other things:

●	Directs the Federal Reserve to issue rules which are expected to limit debit-card interchange fees;
●
Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% and changes  the basis for determining FDIC premiums from deposits to assets;

●	Permanently increases the deposit insurance coverage to $250 thousand and allows depository institutions to pay interest on checking accounts;
●
Creates a new consumer financial protection bureau that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws;

●	Provides for new disclosure and other requirements relating to executive compensation and corporate governance;
●	Changes standards for Federal pre-emption of state laws related to federally chartered institutions and their subsidiaries;
●
Provides mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and

●
Creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

We can give no assurance that future changes in laws and regulations or changes in their interpretation will not adversely affect our business.

We cannot predict how changes in technology will impact our business.

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

●	telecommunications;
●	data processing;
●	automation;
●	internet-based banking;
●	telephone banking; and
●	debit cards and so-called “smart cards.”

Our ability to compete successfully in the future will depend, to a certain extent, on whether we can anticipate and respond to technological changes.  We offer electronic banking services for our consumer and business customers via our website, www.highlandsstatebank.com, including internet banking and electronic bill payment.  We also offer MasterCard Check Cards, ATM cards and automatic and ACH transfers.  The successful operation and further development of these and other new technologies will likely require additional capital investments in the future. We cannot assure you that we will have sufficient resources or access to the necessary proprietary technology to remain competitive in the future.

Our information systems may experience an interruption or breach in security.

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer-relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur; or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage the Company’s reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability; any of which could have a material adverse affect on the Company’s financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease our main banking office at 310 Route 94 in Vernon, New Jersey and each of our two branch locations at 351 Union Boulevard in Totowa, New Jersey and 351 Sparta Ave in Sparta, New Jersey.  These leases are as follows:

Leased Properties			Square	Expiration
Location	Date Leased	Monthly Rental	Feet	of Term

Vernon	4/5/2005	$13,621.48	6,000	4/5/2016
Totowa	9/26/2008	$3,460.00	1,375	9/30/2012
Sparta	8/31/2004	$18,415.00	7,700	8/31/2014

Item 3. Legal Proceedings.

From time to time, we are subject to legal proceedings and claims in the ordinary course of business.  Other than as described below, we are currently not aware of any such legal proceedings or claims that management believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition, or operating results of the Company.

On December 14, 2009, Union Center National Bank ("UCNB") initiated an action in New Jersey Superior Court against the Bank seeking to require the Bank to repurchase UCNB's participation interest in a loan with a total principal amount of $6.9 million. UCNB holds 85.5072% of the loan. UCNB has also asserted a claim for negligent handling and administration of the loan. The Bank intends to continue vigorously defending this lawsuit, has filed an answer contesting liability and has asserted counterclaims against UCNB. UCNB filed a motion for summary judgment, which was denied without prejudice. UCNB has since filed another motion for summary judgment, which the Court stayed pending the parties' completion of discovery.  The parties anticipate completing discovery over the next 30 days.  Following the completion of discovery, the parties anticipate engaging in dispositive motions and, if necessary, the Bank is prepared to proceed to trial in this matter.

Item 4. Removed and Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Presently, there is no active and liquid trading market for the Company’s common stock. The stock is approved for quotation on the OTC Bulletin Board under the ticker symbol HSBK.OB. However, trading in the Company’s common stock on such market has been infrequent and in very limited volume.  Broadridge Company acts as the transfer agent and registrar for the common stock of the Company.

The following table shows the high and low sale prices for the common stock traded on the OTC Bulletin Board from January 1, 2009 through December 31, 2010:

	Sales Price

	High	Low
	2010

First Quarter	$5.75	$3.25
Second Quarter	5.00	3.37
Third Quarter	4.01	3.05
Fourth Quarter	4.00	3.00

	2009
First Quarter	$4.00	$4.00
Second Quarter	9.00	3.01
Third Quarter	5.00	3.15
Fourth Quarter	6.25	3.00

There are five hundred and five (505) holders of the Company’s common stock.

The Company has not paid any dividends to date and has no plans to do so in the immediate future.  The Company may, in the future pay dividends as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions.  For as long as ownership of the Bank remains the Company’s primary business, the Company’s ability to pay dividends will be dependent upon the Bank’s ability to pay dividends to the Company. Under the New Jersey Banking Act of 1948, the Bank may not pay a cash dividend unless, following the payment, the Bank’s capital stock will be unimpaired and the Bank will have a surplus of no less than 50% of the Bank’s capital stock or, if not, the payment of the dividend will not reduce the surplus.  In addition, the Bank cannot pay dividends in such amounts as would reduce the Bank’s capital below regulatory imposed minimums. Finally, as a participant in the CPP, the Company is unable to pay cash dividends without the prior approval of the UST.

Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation
plans approved by
security holders	124,000	$10.00	26,000

Equity compensation
plans not approved by
security holders	0	0	0
Total	124,000	$10.00	26,000

Recent Sales of Unregistered Securities.

In connection with the holding company reorganization, the Registrant issued one share of its common stock for each share of the common stock of Highlands State Bank outstanding. The transaction was undertaken pursuant to the exemption from registration provided under Section 3(a) (12) of the Securities Act of 1933 , as amended.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis provides an overview of the consolidated financial condition and results of operations of Highlands Bancorp, Inc.  (the “Company”) as of December 31, 2010 and 2009 and for the years then ended. This discussion should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the years ended December 31, 2010 and 2009 contained elsewhere herein. Current performance does not guarantee and may not be indicative of similar performance in the future. The Company completed the holding company reorganization, and its acquisition of the Bank, in the third quarter of 2010. This transaction was accounted for in a similar manner to the pooling-of-interests method of accounting. Accordingly, the financial information relating to periods prior to the reorganization are reported under the name of Highlands Bancorp, Inc.

Critical Accounting Policies

The financial statements included in this report have been prepared in conformity with accounting principles generally accepted in the United States of America.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the periods then ended.  Actual results could differ significantly from those estimates.  Note 1 to the Company’s Consolidated Financial Statements for the year ended December 31, 2010 contains a summary of the Company’s significant accounting policies. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses, the determination of other-than-temporary impairment on securities and the valuation of deferred tax assets.

Allowance for Loan Losses. The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require us to make additional provisions for loan losses based upon information available to them at the time of their examination.

Investment Securities Impairment Valuation. Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. The analysis of other-than-temporary impairment requires the use of various assumptions including, but not limited to, the length of time the investment’s book value has been less than fair value, the severity of the investment’s decline and the credit deterioration of the issuer. For debt securities, management assesses whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment of debt securities is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

Deferred Tax Assets and Liabilities. We recognize deferred tax assets and liabilities for future tax effects of temporary differences, net operating loss carry forwards and tax credits. Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not. If management determines that we may be unable to realize all or part of the net deferred tax assets in the future, a valuation allowance is recorded to reduce the recorded value of the net deferred tax asset to the expected realizable amount. Through December 31, 2010, we have not recognized any deferred tax assets and the related income tax benefit due to the operating losses we have incurred since the commencement of operations.

Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and net operating loss carryforwards and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of the Company’s operations and policies and regarding general economic conditions. These statements are based upon current and anticipated economic conditions, nationally and in our market, interest rates and interest rate policy, competitive factors and other conditions that, by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty.

Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.

No assurance can be given that the future results covered by forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact the Company’s operating results include, but are not limited to, those listed under the heading “Risk Factors” in this  Annual Report on Form 10-K filed with the SEC and the following (i) the effects of changing economic conditions in the Company's market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could impact the Company’s operations, and (v) other external developments which could materially affect the Company’s business and operations.

OVERVIEW

The Company is the holding company for Highlands State Bank, a New Jersey state chartered commercial bank that commenced operations on October 31, 2005.  The Bank’s principal office located is located in Vernon, New Jersey and it operates two additional branches, one each in Sparta, New Jersey and Totowa, New Jersey.

The following table sets forth selected measures of the Company’s financial position or performance for the dates or periods indicated.

	As of December 31,
	and For the Years Ended December 31,
	2010	2009
	(In Thousands)
Total revenue (1)	$6,401	$4,782
Net income (loss)	470	(2,085)
Net income (loss) available
to common stockholders	153	(2,218)
Total assets	164,233	165,955
Total loans receivable, net	121,030	111,881
Total deposits	136,399	143,566

(1)	Total revenue equals net interest income plus non-interest income.

Like most financial institutions, the Company derives the majority of its income from interest it receives on its interest-earning assets, such as loans and investments. Our primary source of funds for making these loans and investments is its deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on its interest-bearing liabilities, which is called net interest spread.

There are risks inherent in all loans, and we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. This allowance is maintained by charging a provision for loan losses against operating earnings. A detailed discussion of this process, as well as several tables describing the allowance for loan losses is included.

In addition to earning interest on loans and investments, we earn income through other sources, such as fees and other charges to customers. The various components of non-interest income, as well as non-interest expense, are described in the following discussion.

Results of Operations for the Years Ended December 31, 2010 and 2009

Income Statement Review

Our results of operations depend primarily on net interest income, which is the difference between the interest earned on interest-earning assets and the interest paid on funds borrowed to support those assets, primarily deposits. Net interest margin is the difference between the weighted average rate received on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, as well as the average level of interest-earning assets as compared with that of interest-bearing liabilities. Net income is also affected by the amount of non-interest income and other non-interest expenses.

Summary

For the year ended December 31, 2010, the Company had total net income of $470 thousand, compared to a loss of $2.1 million in 2009. Net income available to common stockholders was $153 thousand or $.09 per diluted share based on average shares outstanding of 1,788,262 during 2010 compared to a net loss to common shareholders of $2.2 million or $(1.24) per diluted share for the year ended December 31, 2009 based on average shares outstanding of 1,788,262. The difference between net income and income available to common stockholders reflects dividend and accretion expense on the Company’s outstanding preferred stock. Preferred stock dividends and accretion of $317 thousand were recorded for the year ended December 31, 2010 compared to $133 thousand  in 2009. These preferred stock dividends relate to the shares of preferred stock issued to the United States Treasury under its Capital Purchase Program, as mentioned in Note 9 to the financial statements contained in this report. The improvement in earnings for 2010 when compared to 2009 was the result improved net interest income after the provision for loan losses of $2.9 million due to loan growth during the year, reductions made to deposit rates, lower borrowing costs, and a lower provision for loan loss. Non-interest income improved by $125 thousand due to increased loan, interchange  and service fees. Non-interest expenses increased $497 thousand,  reflecting costs associated with our growth, and higher legal and consulting fees relating to loan workouts and regulatory filing responsibilities, and costs relating to loans and loan collection, other real estate owned (“OREO”) expense, and deposit related writeoffs.

During 2010, our net interest income increased by $1.5 million.  This growth was further enhanced by a $1.4 million lower provision for loan losses during 2010, due to higher loan charge-offs in 2009. When compared to the same period of 2009, the current interest rate environment resulted in a decrease in the yield on interest-earning assets. Likewise, the cost of funds has also declined. During 2010, the cost of deposits decreased at a faster pace than the yield on interest-earning assets, resulting in an increase in net interest spread of 58 basis points to 3.34% for 2010 compared to 2.76% for 2009. The net interest margin also increased 44 basis points to 3.60% for 2010 compared to 3.16% for 2009. The improvement in margin also reflects the decline in cost of funds for 2010.

Total average earning assets increased $24.7 million to $162.2 million in 2010 compared to $137.5 million for 2009 as a result of increased interest-bearing deposits with other banks and loan portfolio growth. Average total interest-bearing liabilities increased $15.3 million to $127.2 million in the current year compared to $111.9 million in the prior year, reflecting increased balances in money market, savings, and interest-bearing demand accounts. Continued slow economic conditions experienced during 2010 were very challenging for all banks as interest rates realized on interest earning assets declined, and credit market dysfunction and competition for deposits adversely impacted net interest margin.

Preferred stock dividends and accretion of $317 thousand were recorded for the year ended December 31, 2010 compared to $133 thousand  in 2009. These preferred stock dividends relate to the shares of preferred stock issued to the United States Treasury under its Capital Purchase Program, as mentioned in Note 9 to the financial statements contained in this report.

Net Interest Income

The Company’s primary source of revenue is net interest income. Net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and the interest rates earned and paid on these balances. The amount of net interest income recorded is affected by the rate and amount of growth of interest-earning assets and interest-bearing liabilities, the amount of interest-earning assets as compared to the amount of interest-bearing liabilities, and by changes in interest rates earned and interest rates paid on these assets and liabilities.

Net interest income for the year ended December 31, 2010 was $5.8 million compared to net interest income of $4.3 million for the year ended December 31, 2009. The improvement in net interest income for the year ended December 31, 2010 is a result of growth in earning assets, primarily the loan portfolio and deposits with other banks, and from decreased interest expense associated with deposit rate reductions and reduced interest deposits. Our  net interest margin for the year ended December 31, 2010 increased 44 basis points to 3.60% from 3.16% for the year ended December 31, 2009.

Total interest income for the year ended December 31, 2010 increased $604 thousand to $7.4 million as compared to $6.8 million for the year ended December 31, 2009 as a result of growth in the loan portfolio. Average earning assets were $162.2 million for the year ended December 31, 2010 compared to $137.5 million for the year ended December 31, 2009. Total average earning assets increased $24.7 million in 2010 compared to the prior year, primarily as a result of increases in average deposits with other banks of $14.1 million or 126.8% and in average loans of $12.6 million, or 12.1%. The yield on average earning assets declined to 4.57% for 2010 as compared to 4.95% for 2009. This decrease was the result of reduced yields earned on the investment and deposits with other banks portfolios due to the continued slower economic environment, and current interest rate environment.

Total interest expense for the year ended December 31, 2010 decreased $890 thousand to $1.6 million as compared with $2.5 million for the year ended December 31, 2009, despite increases in average interest-bearing deposit account balances, as a result of reductions in interest rates paid to depositors, a change in the mix of the deposit portfiolio away from time deposits, and lower borrowing costs. Average interest-bearing liabilities were $127.2 million for the year ended December 31, 2010 compared to $111.9 million for the year ended December 31, 2009. The yield on average interest- bearing liabilities decreased to 1.23% for 2010 compared to 2.19% for 2009.

The following table sets forth certain information relating to our average assets and liabilities for the years ended December 31, 2010 and 2009, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average loans are stated net of deferred costs and include non-accrual loans. Securities available for sale are reflected in the following table at amortized cost.

Average Balances, Interest Income and Interest Expense, and Rates
		2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans receivable	$116,396	$6,420	5.52%	$103,821	$5,745	5.53%
Securities available for sale	18,641	624	3.35%	19,536	859	4.40%
Federal funds sold	1,978	4	0.20%	3,024	6	0.20%
Deposits with other banks	25,212	359	1.42%	11,115	193	1.74%
Total interest-earning assets	162,227	7,407	4.57%	137,496	6,803	4.95%

Non-interest earning assets	4,610			3,582

TOTAL ASSETS	$166,837			$141,078

Interest-bearing liabilities:
Demand, interest-bearing	$5,967	$40	0.67%	$2,946	$34	1.15%
Money market and savings	83,815	756	0.90%	58,103	1,028	1.77%
Time deposits	29,412	616	2.09%	43,374	1,207	2.78%
Borrowed funds	8,042	152	1.89%	7,494	185	2.47%
Total interest-bearing liabilities	127,236	1,564	1.23%	111,917	2,454	2.19%

Non-interest bearing liabilities:
Demand, non-interest bearing deposits	23,089			14,341
Other liabilities	447			699

Shareholders' equity	16,065			14,121

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$166,837			$141,078

Net interest income/rate spread		$5,843	3.34%		$4,349	2.76%

Net interest margin			3.60%			3.16%

Analysis of Changes in Net Interest Income

Net interest income also can be analyzed in terms of the impact of changing interest rates and changing volume. As shown in the Changes in Net Interest Income Table below, of the total increase in net interest income of $1.5 million in 2010 compared to 2009, volume-related factors  accounted for $857 thousand of the increase in net interest income and rate- related factors accounted for $637 thousand. The increased volume of earning assets provided an additional $971 thousand in interest income, primarily due to loan growth, and increased deposits to fund that growth resulted in higher interest expense of $114 thousand when comparing 2010 to 2009. Changes related to lower yields on interest-earning assets had a negative impact of $367 thousand on net interest income while lower rates on interest-bearing liabilities reduced interest expense by $1.0 million for these same periods.

The following table sets forth the effect which varying levels of interest-earning assets, interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.  Changes due to both volume and rates have been allocated in proportion to the relationship of the dollar amount change in each.

	Years Ended
	December 31,
	2010 vs. 2009
	Increase (Decrease)
	Due to Change In
			Net
(In Thousands)	Volume	Rate	Change

Interest income:
Loan receivable	$767	$(92)	$675
Securities available for sale	(39)	(196)	(235)
Federal funds sold	(2)	-	(2)
Deposits with other banks	245	(79)	166

Total interest-earning assets	971	(367)	604

Interest Expense:
Demand, interest-bearing	35	(29)	6
Money market and savings	454	(726)	(272)
Time deposits	(389)	(202)	(591)
Borrowed funds	14	(47)	(33)

Total interest-bearing liabilities	114	(1,004)	(890)

Change in net interest income	$857	$637	$1,494

Provision for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses will be maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions as more information becomes available.

At the end of each quarter or more often, if necessary, management analyzes the collectability of loans and accordingly adjusts the loan loss allowance to an appropriate level. The allowance for loan losses covers estimated credit losses on individually evaluated loans that are determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan portfolio. For a description of the process for determining the adequacy of the allowance for loan losses, see the “Allowance for Loan Losses” section below.

For the year ended December 31, 2010, management provided a provision for loan losses of $657 thousand, compared to a provision of $2.1 million for the year ended December 31, 2009. Non-accrual loans decreased to $4.1 million at December 31, 2010 from $4.6 million at year end 2009. The decrease in the provision reflects management’s view of the risks inherent in the portfolio in the current economic environment. For the year of 2010, loan charge-offs totaled $441 thousand, as compared to $1.8 million for the comparable period of 2009. Recoveries on previously charged off loans totaled $39 thousand for 2010, and there were no recoveries during 2009.  The decrease in the provision also reflects slower loan growth in 2010 than 2009. Loans increased $9.7 million in 2010 compared to $24.4 million in 2009.

At December 31, 2010, the allowance for loan losses totaled $1.7 million representing 1.38% of total outstanding loans, as compared to $1.4 million or 1.27% of total outstanding loans at year end 2009. Based principally on economic conditions, asset quality, and loan-loss experience including that of comparable institutions in our market area, the allowance is believed to be adequate. We have not participated in any sub-prime lending activity.

Non-interest Income

Total non-interest income was $558 thousand for the twelve month period ended December 31, 2010 compared to $433 thousand for the same period in 2009. The increase of $125 thousand is primarily due to growth in deposit account fee activity of $102 thousand, and an increase in other income of $7 thousand. The prior year reflected a $15 thousand loss during the second quarter of 2009 on the disposition of obsolete bank equipment.

Non-interest Expenses

Non-interest expenses were $5.3 million in 2010 compared to $4.8 million in 2009. The following table sets forth information related to the various components of non-interest expenses for each period.

	For the Year Ended
	December 31,
	2010	2009
	(In Thousands)
Non-Interest Expenses
Salaries and employee benefits	$2,211	$2,230
Occupancy and equipment	947	902
Data processing	517	496
Federal insurance premium	297	280
Professional fees	564	256
Advertising and promotion	84	115
Other	654	498

Total Non-Interest Expenses	$5,274	$4,777

Non-interest expenses increased $497 thousand or 10.4% from $4.8 million for the year ended December 31, 2009 to $5.3 million for the same period ended December 31, 2010. The largest component of the increase was in professional fees of $308 thousand or 120.3% due to higher legal costs resulting from loan-related workouts, regulatory reporting and compliance requirements, and the formation of the bank holding company. Salaries and benefits decreased $19 thousand or 0.9% primarily due to share based compensation which was fully amortized during 2009. Occupancy and equipment expense increased $45 thousand or 5.0% primarily due to additional equipment depreciation and higher equipment maintenance and support. Data processing increased $21 thousand or 4.2% due to increased volume of accounts and enhanced network support services. Deposit insurance increased $17 thousand or 6.1% as a result of increased deposit volume and higher premium rates. Other expenses increased $156 thousand or 31.3% due to increased collection activities, foreclosed assets, and deposit account-related losses. Partially offsetting these increases was a reduction on advertising and promotional costs of $31 thousand or 27.0%.

Provision for Income Taxes

Income tax expense on pre-tax income of $470 thousand for the year ended December 31, 2010 of $204 thousand was offset by the utilization of net operating loss carryforwards and the resultant reversal of the valuation allowance on deferred tax assets of $204 thousand. There was no provision for income taxes for the year ended 2009 due to the net operating losses we incurred since inception.  The remaining deferred tax benefit related to such losses has not been recognized due to the uncertainty of realization. Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. To satisfy the “more likely than not” criteria required to reduce the valuation allowance, the Company would need to demonstrate that a consistent positive trend of profitability is sustainable. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company has net operating loss (“NOL”) carryforwards available for federal and state income tax purposes of approximately $7.1 million at December 31, 2010, which start to expire in 2025 for federal purposes and 2012 for state purposes.

Financial Condition

Balance Sheet Review
Overview

During 2010, assets declined $1.8 million or 1.0% from $166.0 million at December 31, 2009 to $164.2 million at December 31, 2010 due to decreases in time deposits in other banks, securities available for sale, and federal funds sold. The decreases were partially offset by an increase in the loan portfolio. Total assets at December 31, 2010 primarily consisted of net loans outstanding of $121.0 million, time deposits in other banks of $19.6 million and investment securities available for sale of $17.5 million. At December 31, 2009, total assets primarily consisted of net loans outstanding of $112.7 million including $784 thousand in loans held for sale, time deposits in other banks of $26.8 million, and investment securities available for sale of $19.1 million. We maintained restricted investments in bank stocks of $790 thousand at December 31, 2010, consisting of stock of the Federal Home Loan Company of New York (“FHLB”) in the amount of $690 thousand and Atlantic Central Bankers Bank in the amount of $100 thousand. Federal law requires a member institution of the FHLB to hold stock according to a predetermined formula. All restricted stock is recorded at cost. Premises and equipment was $899 thousand, decreasing $281 thousand during 2010. Goodwill of $804 thousand was recorded in connection with the acquisition of Noble Community Bank in December 2008. Foreclosed assets, or other real estate owned (“OREO”) totaled $799 thousand for 2010 and consisted of two commercial properties acquired during the year through loan default. Other assets totaled $775 thousand at December 31, 2010, decreasing $175 thousand from December 31, 2009 due primarily to the amortization of  prepaid deposit insurance premiums.

Total deposits at December 31, 2010, were $136.4 million compared to $143.6 million at December 31, 2009, a decrease of $7.2 million or 5.0%.  Deposits consisted principally of savings, money market, checking, certificates of deposit, and interest-bearing checking accounts which at December 31, 2010 were $43.8 million, $33.3 million, $26.3 million, $26.2 million, and $6.8 million, respectively, compared to $68.7 million, $22.6 million, $19.5 million, $28.6 million, and $4.2 million at December 31, 2009, respectively. The mix of our deposit portfolio changed during 2010 as money market and checking accounts increased by $10.7 million and $6.8 million, respectively, and savings and time deposits declined by $24.9 million and $2.4 million, respectively. Borrowings were $11.0 million at December 31, 2010 increasing $5.0 million compared to $6.0 million at December 31, 2009 as additional funds were needed to fund loan growth during the year.  Other liabilities and accrued interest payable were $727 thousand as of December 31, 2010 compared to $637 thousand at December 31, 2009. This increase was primarily due to higher levels of levied and loan escrow deposit balances at the end of 2010.

Time Deposits in Other Banks

Time deposits in other banks decreased $7.2 million from $26.8 million at December 31, 2009 to $19.6 million at December 31, 2010. The proceeds from the maturities of these short-term deposits were used to fund growth in the loan portfolio.

Investments

The securities portfolio is classified, in its entirety, as “available for sale.”  Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Management intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide a return on investment while providing a consistent source of liquidity and meeting our risk standards. Investment securities consist primarily of U.S. agency securities, mortgage-backed securities issued by FHLMC or FNMA, and corporate debt securities. We did not hold any derivatives as of December 31, 2010 or December 31, 2009.

Total securities at December 31, 2010 were $17.5 million compared to securities of $19.1 million at December 31, 2009. The carrying value of the securities portfolio as of December 31, 2010 includes a net unrealized gain of $258 thousand, which is recorded as accumulated other comprehensive income in stockholders’ equity. This compares to a net unrealized gain of $71 thousand at December 31, 2009.  No securities are deemed to be other than temporarily impaired as of December 31, 2010. The decline in the securities portfolio reflects proceeds of the portfolio used to fund growth in loans.

The following table sets forth information about the maturities and weighted yields on investment securities as of December 31, 2010.

	As of December 31, 2010
			After one but		After five but
(Dollars in thousands)	Within 1 year		within five years		within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S Government agency securities	$1,008	1.22%	$6,629	1.72%	$1,015	0.82%	$3,146	2.87%	$11,798	1.91%
Mortgage-backed securities	-	-	-	-	344	5.22%	4,099	3.45%	4,443	3.59%
Other securities	-	-	-	-	252	5.50%	969	7.51%	1,221	7.10%

Total investments available for sale	$1,008	1.22%	$6,629	1.72%	$1,611	2.49%	$8,214	3.71%	$17,462	2.70%

The amortized cost and fair value of investments (all available for sale) as of each of the years ended December 31, 2010 and 2009 are shown in the following table:

	As of December 31,
	2010		2009
(In Thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S Government agency securities	$11,679	$11,798	$11,686	$11,628
Mortgage-backed securities	4,340	4,443	5,992	6,171
Other securities	1,184	1,221	1,385	1,335

Total investments available for sale	$17,203	$17,462	$19,063	$19,134

Restricted investments in bank stocks

Restricted investments in bank stocks represent required investments in the common stock of correspondent banks. As of December 31, 2010 and December 31, 2009 the Company had an investment of $100 thousand in the common stock of Atlantic Central Bankers’ Bank, Camp Hill, Pennsylvania, which is carried at cost. In addition, we are also required to maintain an investment in the stock of the FHLB according to a predetermined formula as set forth in the FHLB’s Capital Plan. This required investment in FHLB stock fluctuates in proportion to our outstanding debt to the FHLB and is also carried at cost. As debt is repaid, stock held in excess of the minimum requirement is periodically adjusted and refunded. The Bank became a member of the FHLB in March 2008. At December 31, 2010, the investment in FHLB stock totaled $690 thousand compared to $422 thousand at December 31, 2009.

Loans

The loan portfolio comprises the largest component of the Company’s earning assets. All of the Company’s loans are to domestic borrowers. Total net loans at December 31, 2010 increased $9.4 million to $122.7 million from $113.3 million at December 31, 2009. There were no loans classified as held for sale at December 31, 2010, while loans classified as held for sale were $784 thousand at December 31, 2009. During the second quarter of 2009, we implemented a strategy to originate and sell a portion of our residential mortgage portfolio in the secondary market in order to provide greater balance sheet flexibility and recognize fee income, which was subsequently discontinued during 2010. The ratio of loans, net of the allowance for loan losses, to deposits has increased from 78.48% at December 31, 2009 to 88.73% at December 31, 2010 due higher loan growth and a decline in deposit balances. The loan portfolio at December 31, 2010 was comprised of commercial loans of $83.7 million, an increase of $12.0 million from December 31, 2009, and consumer loans of $39.0 million, a decrease of $2.6 million from December 31, 2009, before the allowance for loan losses. During 2009 the Bank sold $2.2 million of its residential mortgage loans in the secondary market as part of its balance sheet strategies. The Bank has not originated, nor does it intend to originate sub-prime mortgage loans.

The following table sets forth the classification of the loan portfolio for each of the years ended December 31, 2010 and 2009.

	As of December 31,
	2010		2009
	(In Thousands)
		Percent		Percent
	Amount	of total	Amount	of total
Commercial real estate	$61,223	50%	$51,007	45%
Commercial	17,481	14%	17,293	16%
Commercial construction	5,020	4%	3,405	3%
Residential real estate	11,846	10%	12,619	11%
Home equity	26,909	22%	28,662	25%
Consumer	231	0%	281	0%
Total Loans	122,710	100%	113,267	100%
Net deferred loan fees/costs	13		52
Total	$122,723	100%	$113,319	100%

Commercial loans are made for the purpose of providing working capital, financing the purchase of equipment or inventory, and for other business purposes. Real estate loans consist of loans secured by commercial or residential real property and loans for the construction of commercial or residential property. Consumer loans are made for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property purchased.

Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience of such loans is typically dependent upon the successful operation of the real estate project. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and for apartments and, as such may be subject, to a greater extent, to adverse conditions in the economy. In dealing with these risk factors, the Company generally limits itself to a real estate market or to borrowers with which management has experience. We generally concentrate on originating commercial real estate loans secured by properties located within our market area. In addition, many of our commercial real estate loans are secured by owner-occupied property with personal guarantees for the debt.

The information in the following tables is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of December 31, 2010.

	At December 31, 2010
	Maturities of Outstanding Loans
		After 1 But
	Within 1	Within 5	After 5	Total
	Year	Years	Years	Loans
	(In Thousands)
Commercial Real Estate	$5,013	$15,177	$40,886	$61,076
Commercial	8,619	6,809	2,053	17,481
Construction	4,684	317	166	5,167
Residential Real Estate	583	305	10,958	11,846
Home Equity	46	624	26,252	26,922
Consumer	51	180	-	231
Total Loans	$18,996	$23,412	$80,315	$122,723

Credit Risk and Loan Quality

Our written lending policies require specified underwriting, loan documentation and credit analysis standards to be met prior to funding for the majority of new loan balances. The Loan Committee is comprised of senior members of management who oversee the loan approval process to monitor that proper standards are maintained.

The accrual of interest on loans is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on non-accrual loans is generally either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. During 2010, interest on non-accruing loans not recognized as interest income totaled $388 thousand compared to $343 thousand during 2009.

The allowance for loan losses increased $255 thousand to $1.7 million at December 31, 2010 from $1.4 million at December 31, 2009. At December 31, 2010 and December 31, 2009, the allowance for loan losses represented 1.38% and 1.27% respectively of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio, the evaluation of non-performing loans and loan-loss experience of comparable institutions in our market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At December 31, 2010, we had sixteen non-accrual loans in the amount of $4.1 million, no loans greater than 90 days past due and still accruing, and one restructured loan. We have taken partial charge-offs on our non-accrual loans totaling $796 thousand through December 31, 2010. At December 31, 2009, we had fourteen non-accrual loans in the amount of  $4.6 million, no loans greater than 90 days past due and still accruing interest, and no restructured loans. We had two commercial properties classified as other real estate owned at December 31, 2010 and none so classified at December 31, 2009. The effects of poor market conditions, sluggish property sales, and continued economic weakness in the real estate sector resulted in the level of non-accrual loan balance during 2010 and 2009.

The non-accrual loans balance at December 31, 2010 includes two construction loans with a combined balance of $1.8 million. Both loans are currently in foreclosure. One of the construction loans with a balance of $1.4 million is being restructured and is expected to continue to completion after the restructure is complete. The Company will have complete control of the disbursements and cash flow of this project going forward. The most recent appraisal of this property indicates sufficient equity without any completed construction. The other construction loan has a balance of $387 thousand and has been substantially written down. At December 31, 2010 , three non- accrual commercial real estate loans totaling $1.3 million are also working through the foreclosure process. This process is expected to be completed in the first half of 2011. The Bank expects to liquidate these properties in the second half of 2011. Included in this $1.3 million loan balance, is a loan of $316 thousand. This loan has a 90% USDA guarantee. Management believes these construction and commercial real estate loans are adequately collateralized by the values of the properties. Management is also encouraged to see what we believe is a stabilization in the local commercial real estate market.

The commercial non-accrual loan balance at December 31, 2010 consists of five loans with a balance of $457 thousand. Of these five loans two bear a 90% guarantee from the USDA totaling $315 thousand. Also at December 31, 2010 there are four home equity loans with a balance of $230 thousand, and two residential first mortgages with combined balances of $350 thousand. The two residential first mortgages loans are well secured, with one having an LTV of 23% and the other having mortgage insurance.

During 2010, our other real estate owned increased by $799 thousand.  The Bank acquired two properties during the year: one through the foreclosure process and the other through a deed in lieu of foreclosure. One property is fully leased and producing income that offsets expenses, and this property is expected to be sold in the first quarter of 2011. The other property consists of two commercial industrial buildings on the same lot located in an unfinished industrial park. This property is being actively marketed for sale.

At December 31, 2010 there were impaired loans in the amount of $4.4 million compared to $4.7 million at December 31, 2009. Impaired loans requiring a specific allowance for loan loss were $4.4 million at December 31, 2010 compared to $1.3 million at December 31, 2009. The allowance for loan losses on the impaired loans was $176 thousand and $119 thousand at December 31, 2010 and December 31, 2009, respectively. We have taken partial chargedowns on our impaired loans through December 31, 2010 of $796 thousand.

The following table summarizes loan delinquency and other non-performing assets at the dates indicated.

	At December 31,
	2010	2009
	(In Thousands)
Loans past due 90 days or more and still accruing interest	$-	$-
Non-accrual loans	4,144	4,600
Troubled debt restructuring	827	-
Total non-performing loans (1)	4,971	4,600

Other real estate owned	799	-

Total non-performing assets (2)	$5,770	$4,600

Non-performing loans as a percentage of total loans	4.05%	4.06%

Non-performing assets as a percentage of total assets	3.51%	2.77%
Ratio of allowance to non-performing loans at end of period	34.06%	31.26%

Allowance for loan losses as a percentage of total loans	1.38%	1.27%

(1) Non-performing loans are comprised of (i) loans that have a non-accrual status; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.

(2) Non-performing assets are comprised of non-performing loans and other real estate owned (assets aquired in foreclosure).

Potential Problem Loans (“Watch List”)

We maintain a list of performing loans where management has identified conditions which potentially could cause such loans to be downgraded into higher risk categories in future periods. Loans on this watch list are subject to heightened scrutiny and more frequent review by management. The balance of the watch list loans at December 31, 2010 and 2009 totaled approximately $1.8 million and $722 thousand, respectively The increase of $800 thousand was attributable to the addition of two commercial real estate loans with a combined balance of $1.3 million. One of these loans with a balance of $827 thousand was restructured and is current. The other, with a balance of $470 thousand, is current at year end and had been past due for a short time. This property has as its tenants commercial construction related businesses. These tenants have been affected by the slowdown in construction related projects and are slow in making their rent payments.. The remaining loans in the watch category are comprised of small business lines and term loans with the majority current at this time. Watch list loans identified represent a higher degree of risk of collectability. We continue to monitor all loans identified as “watch” to ensure timely payments and early detection of further potential problems.

Allowance for loan losses

The allowance for loan losses represents an amount that management believes will be adequate to absorb estimated probable credit losses on existing loans. The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions as more information becomes available.

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, management does not separately identify individual consumer and home equity loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

As of December 31, 2010, the allowance for loan losses totaled $1.7 million, compared to $1.4 million at December 31, 2009. Based on the information available as of December 31, 2010, management believes that the allowance for loan losses is adequate.

The following table sets forth a summary of the changes in the allowance for loan losses for the periods indicated:

	For the Year Ended
	December 31,
	2010	2009
	(In Thousands)
Balance at the beginning of period	$1,438	$1,147

Charge-offs:
Commercial Real Estate	265	938
Commercial	106	844
Consumer	70	17
Total loans charged-off	441	1,799
Recoveries:
Commercial Real Estate	11	-
Commercial	25	-
Consumer	3	-
Total recoveries	39	-
Net loans charged-off	402	1,799
Provision charged to operations	657	2,090
Balance at end of period	$1,693	$1,438

Average loans (1)	$116,396	$103,821

Ratio of net charge-offs during period
to average loans	0.35%	1.73%

Allowance for loan loss as a percentage
of total loans	1.38%	1.27%

(1) Includes non-accrual loans.

The following table sets forth the allocation of the allowance for loan losses by loan category as of December 31 at each of the periods presented. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	2010		2009
		Percent		Percent
		of total		of total
(Dollars in thousands)	Amount	loans (1)	Amount	loans (1)

Commercial real estate	$717	50%	$582	45%
Commercial	483	14%	478	16%
Commercial construction	207	4%	87	3%
Residential real estate	49	10%	50	11%
Home equity	231	22%	195	25%
Consumer	6		11

Total Allocated	1,693	100%	1,403	100%

Unallocated	-		35

Total	$1,693		$1,438

(1)	Represents loans outstanding in each category, as of the date shown, as a percentage of total loans outstanding.

Loan Concentrations

As of December 31, and 2010, there were no concentrations of loans exceeding 10% of total loans. Our loans consist primarily of credits to business and individual borrowers located in northern New Jersey.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, decreased $281 thousand from December 31, 2009 to December 31, 2010. This decrease is due to depreciation expense on existing premises and equipment.

Deposits

Our primary source of funds for loans and investments is deposits. We attract deposits by offering competitive interest rates on all deposit products, and may at times supplement deposits raised in the local market with wholesale, and brokered certificates of deposit. At December 31, 2010 we had no brokered deposits, and $99 thousand of brokered deposits at December 31, 2009. Total deposits at December 31, 2010 decreased $7.2 million to $136.4 million from $143.6 million at December 31, 2009, primarily due to the migration and outflow of savings account balances in search of higher-yielding alternative deposits accounts as rates were adjusted downward during 2010. Savings deposits decreased by $24.9 million and time deposits decreased by $2.3 million. Partially offsetting this decline, money market, demand deposit, and interest checking balances increased by $10.6 million, $6.8 million, and $2.6 million, respectively. In addition, our non-interest bearing deposits increased by $8.7 million, reflecting growth in business demand accounts.

The following table sets forth the average balance of deposits and the average rates paid on deposits for the years ended December 31, 2010 and 2009.

	For the Year Ended December 31,
	2010		2009
	Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Demand, non-interest bearing	$23,089		$14,341

Demand, interest-bearing	5,967	0.67%	2,946	1.15%
Money market and savings deposits	83,815	0.90%	58,103	1.77%
Time deposits	29,412	2.09%	43,374	2.78%

Total interest-bearing deposits	119,194	1.18%	104,423	2.17%

Total deposits	$142,283		$118,764

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our interest-earning assets. Core deposits totaled $125.6 million and $133.9 million as of December 31, 2010, and December 31, 2009, respectively.

The maturity distribution of time deposits of $100,000 or more as of December 31, 2010, is as follows:

December 31,
(In Thousands)	2010

Three Months or Less	$1,734
Over Three Through Six Months	1,786
Over Six Through Twelve Months	3,350
Over Twelve Months	3,940
TOTAL	$10,810

Short-Term Borrowed Funds

Short-term borrowings generally consist of federal funds purchased, securities sold under repurchase agreements and other secured borrowings from correspondent banks.

The following table outlines various sources of borrowed funds at or for each of the years ended December 31, 2010 and 2009. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month ended during each of the periods shown.

	At or For the Years Ended
	December 31,
	2010	2009
	(In Thousands)
Federal funds purchased:
Balance at year end	$-	$-
Weighted average rate at year end	-	-
Maximum month end balance	2,535	950
Average daily balance during the year	184	39
Weighted average rate during the year	1.09%	1.68%

Short-term advances:
Balance at year end	$6,000	$-
Weighted average rate at year end	0.35%	-%
Maximum month end balance	6,000	2,000
Average daily balance during the year	3,824	1,366
Weighted average rate during the year	0.73%	0.97%

As of December 31, 2010 and 2009, we had a borrowing facility with a correspondent bank totaling $5 million, of which $2.5 million is available unsecured. The remaining $2.5 million is a secured line of credit with security provided by a pledge of securities held in safekeeping.

Long-Term Debt

Long-term debt at December 31, 2010 consisted of FHLB advances totaling $5.0 million with a weighted average interest rate of 2.61% and a weighted average life of 26 months, as compared to FHLB advances totaling $6.0 million with a weighted average interest rate of 2.96% and a weighted average life of 21 months at December 31, 2009. The Bank became a member of FHLB in March 2008. The advances are collateralized by restricted investments in FHLB bank stock, U.S Government sponsored agency securities, and mortgage backed securities.

Capital Resources and Adequacy

Total stockholders’ equity was $16.1 million as of December 31, 2010, representing a net increase of $361 thousand from December 31, 2009. The increase in capital was a result of net income of $470 thousand, and an increase in the unrealized gains on securities available for sale of $187 thousand offset by preferred stock dividends and accretion of $317 thousand, issuance costs of $10 thousand relating to participation in the CPP program, and the amortization of stock options of $11 thousand.

The Bank exceeds the minimum capital requirements established by regulatory agencies. Under the capital adequacy guidelines, capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of preferred stock and common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets plus certain hybrid instruments up to 25% of Tier 1 capital, with the excess being treated as Tier 2 capital. Tier 2 capital also consists of the allowance for loan losses subject to certain limitations and qualifying subordinated debt. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed inherent in the type of asset.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets which is known as the Tier 1 leverage ratio.

Under the capital guidelines, the Bank must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, the Bank must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” the Bank must maintain total risk-based capital of at least 10%, Tier 1 risk based capital of at least 6%, and a leverage ratio of at least 5%.

The following table provides a comparison of the Bank’s risk based capital ratios and leverage ratios :

	December 31,	December 31,
(In Thousands, except for ratios)	2010	2009
Tier I, common stockholders' equity	$15,045	$14,871
Tier II, allowable portion of allowance for loan losses	1,693	1,438
Total capital	$16,738	$16,309

Total risk-based capital	12.2%	12.6%
Tier I risk-based capital	11.0%	11.5%
Tier I leverage capital	9.1%	9.0%

At December 31, 2010 and December 31, 2009, the Bank exceeded the minimum regulatory capital requirements necessary to be considered a “well capitalized” financial institution under applicable federal banking regulations.

Return on Average Equity and Assets

The following table shows the return on average assets (net income divided by total average assets), return on equity (net income divided by average equity), and the equity to assets ratio (average equity divided by total average assets) for each of the years ended December 31, 2010 and 2009.

	At or For the Years Ended
	December 31,
	2010	2009

Return on average assets	0.28%	-1.48%
Return on average common equity	0.95%	-15.71%
Average equity to average assets ratio	9.63%	10.01%

Effect of Inflation and Changing Prices

The effect of relative purchasing power over time due to inflation has not been taken into effect in the Company’s consolidated financial statements. Rather, the statements have been prepared on a historical cost basis in accordance with accounting principles generally accepted in the United States of America.

Unlike most industrial companies, the assets and liabilities of financial institutions, such as the Company are primarily monetary in nature. Therefore, the effect of changes in interest rates will have a more significant impact on its performance than will the effect of changing prices and inflation in general. In addition, interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude. The Company seeks to manage the relationships between interest-sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.

Liquidity

Liquidity represents the ability to meet the cash demands for funding of loans and to meet depositors’ requirements for use of their funds. Sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $1.4 million at December 31, 2009, compared to $3.3 million at December 31, 2009.

The objective of liquidity management is to assure that sufficient sources of funds are available as needed and at a reasonable cost to meet the ongoing and unexpected operational cash needs and commitments and to take advantage of income producing opportunities as they arise. Sufficient liquidity must be available to meet the cash requirements of depositors wanting to withdraw funds and of borrowers wanting their credit needs met. Additionally, liquidity is needed to insure the ability to act at those times when profitable new lending and/or investment opportunities arise. While the desired level of liquidity may vary depending upon a variety of factors, it is a primary goal to maintain strong liquidity in all economic environments through active balance sheet management.

Liquidity management is the ongoing process of monitoring and managing sources and uses of funds. The primary sources of funds are deposits, scheduled amortization of loan principal, maturities of investment securities and funds provided by operations. While scheduled loan payments and investment maturities are relatively predictable sources of funds, deposit flows and loan prepayments are far less predictable and are influenced by general interest rates, economic conditions and competition. Management measures and monitors our liquidity position on a frequent basis in order to better understand, predict and respond to balance sheet trends. The liquidity analysis encompasses a review of anticipated changes in loan balances, investments securities, core deposits and borrowed funds over a three month, six month and one year period.

As of December 31, 2010, FHLB advances outstanding were $11.0 million compared to $6.0 million at December 31, 2009.

As of December 31, 2010 and 2009, liquid assets, consisting of cash and due from banks, interest-bearing deposits of other banks, Federal funds sold and investment securities available for sale, totaled $18.9 million, and $22.4 million, respectively, representing 11.5% and 13.5 % of total assets, respectively.

Additional liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital. We maintain certain additional short-term borrowing facilities that can also be accessed for incremental funding. The Bank has a borrowing facility with a correspondent bank as discussed in Note 8 of the audited financial statements included in this filing totaling $5.0 million, with half of the credit available on an unsecured basis. The remaining half is a secured line of credit with security provided by a pledge of Bank investment assets. All secured facilities are available for short-term limited purpose usage. The Bank also has borrowing capacity with the Federal Home Loan Bank of New York in the amount of $14.3 million at December 31, 2010 which are collateralized by restricted investments in FHLB bank stock, U.S. Government sponsored agency securities, and mortgage backed securities. At December 31, 2010, the Bank had $17.5 million of available for sale securities. Securities with carrying values of approximately $15.4 million at December 31, 2010 were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

Contractual Obligations

The Company currently leases the Bank’s main banking office at 310 Route 94 in Vernon, New Jersey and each of its two branch locations at 351 Union Boulevard in Totowa, New Jersey and 351 Sparta Avenue in Sparta, New Jersey. These leases expire in 2016, 2012, and 2014 for each office, respectively.

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist mainly of unfunded loans and lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $40.0 million at December 31, 2010. In addition, the Company also has letters of credit outstanding of $435 thousand at December 31, 2010. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk. Management is of the opinion that liquidity is sufficient to meet its anticipated needs.

Interest Rate Sensitivity

The primary objective of asset liability management is to optimize net interest income over time while maintaining a balance sheet mix that is prudent with respect to liquidity, capital adequacy and interest rate risk. Interest rate risk addresses the potential adverse impact of interest rates movements on net interest income.

Market risk is the risk of loss from adverse changes in market prices and rates that principally arise from interest rate risk inherent in the Company’s lending, investing, deposit gathering, and borrowing activities. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not normally arise in the normal course of our business. Management actively monitors and manages interest rate risk exposure.

One tool used to monitor interest rate risk is the measurement of interest sensitivity “gap,” which is the positive or negative dollar difference between interest-earning assets and interest-bearing liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, or replacing an asset or liability at maturity. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. The Bank generally would benefit from increasing market rates of interest when it has an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when it is liability-sensitive.

As of December 31, 2010, the Bank was liability sensitive over a one-year time frame. However, gap analysis is not a precise indicator of the interest sensitivity position. This analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, assumptions are made concerning the repricing characteristics of deposit products with no contractual maturities. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

It is the responsibility of the board of directors and senior management to understand and control the interest rate risk exposures assumed by the Company. The board has delegated authority to the asset liability management committee (“ALCO”) for the development of ALCO policies and for the management of the asset liability management function. The ALCO committee is comprised of members of the Board and senior management and meets quarterly, or more frequently as needed. The ALCO committee has the responsibility for maintaining a level of interest rate risk exposures within board approved limits.

The following table sets forth information regarding interest rate sensitivity as of December 31, 2010, for each of the time intervals indicated. The information in the table may not be indicative of our interest rate sensitivity position at other points in time. In addition, management makes assumptions concerning the repricing characteristics of deposit products with no contractual maturities and the maturity distribution indicated in the table may differ from the contractual maturities of interest-earning assets due to consideration of prepayment speeds under various interest rate change scenarios in the application of interest rate sensitivity methods described above.

	1-90	91-365	1-5	5 years
(Dollars in thousands)	days	days	years	and over	Total

Interest-Sensitive Assets
Federal funds sold and deposits in banks	$192	$19,626	$-	$-	$19,818
Loans receivable	26,422	19,253	45,028	23,392	114,095
Investment securities available for sale	2,650	3,629	6,756	4,168	17,203
Total Interest Earning Assets	$29,264	$42,508	$51,784	$27,560	$151,116

Cumulative Total	$29,264	$71,772	$123,556	$151,116

Interest-Sensitive Liabilities
Interest-bearing demand	$6,835	$-	$-	$-	$6,835
Savings accounts	43,782	-	-	-	43,782
Money market accounts	33,251	-	-	-	33,251
Tme deposits	5,016	10,897	10,326	-	26,239
Borrowed funds	6,000	-	5,000	-	11,000
Total Interest Sensitive Liabilities	$94,884	$10,897	$15,326	$-	$121,107

Cumulative Total	$94,884	$105,781	$121,107	$121,107

Gap	$(65,620)	$31,611	$36,458	$27,560

Cumulative Gap	$(65,620)	$(34,009)	$2,449	$30,009

Interest-sensitive assets/interest-
sensitive liabilities (cumulative)	0.3	0.7	1.0	1.2

Cumulative Gap/total earning assets	(2.24)	(0.80)	0.05	1.09

Based upon the interest rate gap shown in the table above, the Bank’s interest rate sensitivity is within Board approved guidelines.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8. Financial Statements and Supplementary Data.

Reference is made to Item 15(a)(1) and (2) to page F-1 for a list of financial statements and supplementary data required to be filed pursuant to this Item 8. The information required by the Item 8 is provided beginning on page F-1 hereof.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A. Controls and Procedures.

(a)           The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)           Management’s report on internal control over financial reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting was designed by or under the supervision of the Company’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of the preparation of the Company’s financial statements for external and regulatory reporting purposes, in accordance with U.S. generally accepted accounting principles. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the COSO. Based on the assessment, management determined that, as of December 31, 2010, the Company’s internal control over financial reporting is effective. This 10-K report does not include an attestation report of the Company’s  registered public accounting firm regarding internal control over financial due to exemption provided under SEC regulations.

The forgoing shall not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. In addition, this information shall not be deemed to be incorporated by reference into any of the Registrant’s filings with the Securities and Exchange Commission, except as shall be expressly set forth by specific reference in any such filing.

/s/ George E. Irwin	/s/ Eileen D. Piersa
George E. Irwin	Eileen D. Piersa
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

(c)            Changes in internal controls:

There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B. Other Information.

Not Applicable.

Item 10. Directors, Executive Officers and Corporate Governance.

Other than as set forth below, the information required by this Item is incorporated by reference to the Bank’s Proxy Statement for the its 2011 Annual Meeting of Shareholders under the caption “Election of Directors,” and the information under the captions, “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and, "Governance of the Bank,".  It is expected that such Proxy Statement will be filed with the SEC no later than April 30, 2011.

The following table sets forth the names, ages, principal occupations, and business experience for all non-director executive officers of the Bank. Unless otherwise indicated, principal occupations shown for each Director have extended for five or more years.

			Term of Office (1)
Name	Age	Positions During the Last 5 Years	Commenced

Eileen D. Piersa	49	Senior Vice President and Chief Financial Officer, and Treasurer of the Bank (2005 - present). Senior Vice President, and Chief Financial Officer, and Treasurer of the Bancorp since its inception (2010 - present)	2005

Patrick W. Smith	58	Senior Vice President and Senior Loan Officer of the Bank since August 2008	2008

(1) Under New Jersey law, executive officers serve at the pleasure of the Board of Directors, without a fixed term.

There are no family relationships between any director, or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this Item is incorporated by reference to the Bank’s Proxy Statement for the its 2010
Annual Meeting of Shareholders under the caption “Compliance With Section 16(a) of the Securities Exchange Act of 1934”.  It is expected that such Proxy Statement will be filed with the Securities Exchange Commission (“SEC”) no later than April 30, 2011.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the Bank’s Proxy Statement for the its 2011 Annual Meeting of Shareholders under the caption “Executive Compensation”.  It is expected that such Proxy Statement will be filed with the SEC no later than April 30, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the Bank’s Proxy Statement for the its 2011 Annual Meeting of Shareholders under the caption “Security Ownership of Management”.  It is expected that such Proxy Statement will be filed with the SEC no later than April 30, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the Bank’s Proxy Statement for the its 2011 Annual Meeting of Shareholders under the caption “Interest of Management and Others in Certain Transactions; Review, Approval or Ratification of Transactions with Related Persons”.  It is expected that such Proxy Statement will be filed with the SEC no later than April 30, 2011.

Item 14. Principal Accounting Fees and Services.

The information concerning principal accountant fees and services as well as related pre-approval policies under the caption “Appointment of Auditors for Fiscal 2011” in the Proxy Statement for the Bank’s 2011 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the SEC no later than April 30, 2011.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits

3(i)	Articles of Incorporation (1)
3(ii)	By-laws (1)
10.1	The Highlands State Bank 2006 Nonstatutory Stock Option Plan dated March 9, 2006 (1)
10.2	The Highlands State Bank 2006 Incentive Stock Option Plan dated March 9, 2006 (1)
10.3	The Highlands State Bank 2006 Nonemployee Director’s Stock Option Plan dated March 9, 2006 (1)
10.4	Employment Agreement dated January 20, 2006 by and between the Bank and George E. Irwin (1)
10.5	Form of Class A Preferred Stock Certificate dated August 31, 2010 (1)
10.6	Form of Class B Preferred Stock Certificate dated August 31, 2010 (1)
10.7
Form of Letter Agreement dated May 8, 2009 & December 22, 2009 including the Securities Purchase Agreement – Standard Terms, incorporated by reference therein, between the Bank and the United States Department of the Treasury (1)

10.8
Form of Waiver, executed by certain employees of the Bank in connection with the execution of the Letter Agreement dated May 9, 2009 and December 22, 2009, including the Securities Purchase Agreement – Standard Terms, incorporated by reference therein, between the Bank and the United States Department of the Treasury (1)

10.9
Letter Agreement dated August 31,  2010 executed by certain employees in connection with the execution of the Letter Agreement dated May 8, 2009 & December 22, 2009 including the Securities Purchase Agreement – Standard Terms, incorporated by reference therein, between the Bank and the United States Department of the Treasury (1)

10.10
Form of Waiver, executed by certain employees of the Company in connection with the execution of the Letter Agreement dated August 31, 2010 between the Company and the United States Department of the Treasury (1)

21	Subsidiary of the Registrant
31	Rule 13a-14(a)/15d-14(a) Certifications: Exhibit 31.1 – Certification of George E. Irwin pursuant to SEC Rule 13a-14(a) Exhibit 31.2 – Certification of Eileen D. Piersa pursuant to SEC Rule 13a-14(a)
32
Section 1350 Certifications :
Exhibit 32.1 - Certification of George E. Irwin Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 – Certification of Eileen D. Piersa pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	CEO/CFO EESA certification

(1)	– Incorporated by reference from the Registrants filing on Form 8-K12G3 filed with the SEC on September 7, 2010

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Vernon, State of New Jersey, on March 28, 2011.

HIGHLANDS STATE BANK

By:	/s/ George E. Irwin
George E. Irwin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 28, 2011.

Signature	Date	Title

/s/ Bruce D. Zaretsky	March 28, 2011	Chairman of the Board
Bruce D. Zaretsky

/s/ Jeffrey M. Parrott	March 28, 2011	Vice-Chairman
Jeffrey M. Parrott

/s/ George E. Irwin	March 28, 2011	President and CEO, Director
George E. Irwin

/s/ John V. Bosma	March 28, 2011	Director
John V. Bosma

/s/ E. Jane Brown	March 28, 2011	Director
E. Jane Brown

/s/ Andrew J. Mulvihill	March 28, 2011	Director
Andrew J. Mulvihill

/s/ Steven V. Oroho	March 28, 2011	Director
Steven V. Oroho

/s/ Dov Perlysky	March 28, 2011	Director
Dov Perlysky

/s/ Edward H. Rolando	March 28, 2011	Director
Edward H. Rolando

/s/ Charles H. Shotmeyer	March 28, 2011	Director
Charles H. Shotmeyer

/s/ Martin Theobald	March 28, 2011	Director
Martin Theobald

/s/ Douglas Verduin	March 28, 2011	Director
Douglas Verduin

/s/ Eileen D. Piersa	March 28, 2011	Principal Accounting and Financial Officer
Eileen D. Piersa

Highlands Bancorp, Inc.

Consolidated Financial Statements
Table of Contents
December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Highlands Bancorp, Inc.
Vernon, New Jersey

We have audited the accompanying consolidated balance sheets of Highlands Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Highlands Bancorp, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Allentown, Pennsylvania
March 28, 2011

Highlands Bancorp, Inc.

Consolidated Balance Sheets
December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009
	(In Thousands, except share
	and per share data)
ASSETS
Cash and due from banks	$1,225	$1,211
Interest bearing deposits in other banks	30	49
Federal funds sold	192	2,038

Cash and Cash Equivalents	1,447	3,298

Time deposits in other banks	19,596	26,752
Securities available for sale	17,462	19,134
Restricted investment in bank stock	790	522
Loans held for sale	-	784
Loans receivable, net of allowance for loan losses
of $1,693 and $1,438, respectively	121,030	111,881
Premises and equipment, net	899	1,180
Goodwill	804	804
Accrued interest receivable	631	650
Foreclosed assets	799	-
Other assets	775	950

Total Assets	$164,233	$165,955

LIABILITIES AND STOCKHOLDERS EQUITY
Liabilities
Deposits:
Non-interest bearing	$26,293	$19,490
Interest-bearing	110,106	124,076

Total Deposits	136,399	143,566

Borrowings	11,000	6,006
Accrued interest payable	70	106
Other liabilities	657	531

Total Liabilities	148,126	150,209

Stockholders' Equity
Preferred stock, Series A, liquidation preference of $1,000	5,501	5,470
per share, 5,450 shares outstanding;
Warrant Preferred stock Series B, liquidation preference
of $1,000 per share, 155 shares outstanding
Common stock, no par value; authorized 10,000,000 shares;
issued and outstanding 1,788,262 shares at December 31, 2010;
$5 par value; authorized 5,000,000 shares; issued and
outstanding 1,788,262 shares at December 31, 2009	15,972	8,941
Surplus	-	7,041
Accumulated deficit	(5,624)	(5,777)
Accumulated other comprehensive income	258	71

Total Stockholders' Equity	16,107	15,746

Total Liabilities and Stockholders' Equity	$164,233	$165,955

See notes to consolidated financial statements.

Highlands Bancorp, Inc.

Consolidated Statements of Operations
Years Ended December 31, 2010 and 2009

	2010	2009
	(In Thousands, except share data)
Interest income:
Loans	$6,420	$5,745
Securities	624	859
Federal funds sold	4	6
Other interest-earning assets	359	193

Total interest income	7,407	6,803

Interest expense:
Deposits	1,412	2,269
Borrowings	152	185

Total interest expense	1,564	2,454

Net Interest Income	5,843	4,349

Provision for loan losses	657	2,090

Net interest income after provision for loan losses	5,186	2,259

Non-interest income
Fees and service charges	395	293
Loss on disposal of fixed assets	-	(15)
Gain (loss) on sale of investment securities	121	120
Other income	42	35

Total non-interest income	558	433

Non-interest expenses
Salaries and employee benefits	2,211	2,230
Occupancy and equipment	947	902
Professional fees	564	256
Advertising and promotion	84	115
Data processing	517	496
Federal insurance premium	297	280
Other	654	498

Total non-interest expense	5,274	4,777

Net income (loss)	$470	$(2,085)
Preferred stock dividends and accretion	(317)	(133)
Net income (loss) available to common stockholders	$153	$(2,218)

Net income (loss) per common share
Basic and diluted	$0.09	$(1.24)

Weighted average common shares outstanding
Basic and diluted	1,788,262	1,788,262

See notes to consolidated financial statements.

Highlands Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2010 and 2009
(In Thousands)

					Accumulated
					Other
		Common		Accumulated	Comprehensive
	Preferred Stock	Stock	Surplus	Deficit	Income	Total

Balance - December 31, 2008	-	8,941	7,074	(3,559)	26	12,481

Comprehensive loss:
Net loss	-	-	-	(2,085)	-	(2,085)
Net change in unrealized gain
on securities available for sale	-	-	-	-	45	45

Total Comprehensive Loss						(2,040)

Issuance of preferred stock under
U.S. Treasury CPP (TARP)
Program	5,450		-	-	-	5,450

Preferred stock dividends	-	-	-	(113)	-	(113)
Preferred stock amortization, net	20	-	-	(20)	-	-
CPP Program attorney fees	-	-	(44)	-	-	(44)
Share-based compensation expense	-	-	11	-	-	11

Balance - December 31, 2009	$5,470	$8,941	$7,041	$(5,777)	$71	$15,746

Comprehensive income:
Net income	-	-	-	470	-	470
Net change in unrealized gain
on securities available for sale	-	-	-	-	187	187

Total Comprehensive Income						657

Holding company reorganization-
Exchange of common stock		7,041	(7,041)			-
Preferred stock dividends	-	-	-	(286)	-	(286)
Preferred stock amortization, net	31	-	-	(31)	-	-
CPP Program attorney fees	-	(10)	-	-	-	(10)

Balance - December 31, 2010	$5,501	$15,972	$-	$(5,624)	$258	$16,107

See notes to consolidated financial statements.

Highlands Bancorp, Inc.

Consolidated Statements of Cash Flows
Years Ended December 31, 2010 and 2009

	2010	2009
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$470	$(2,085)
Adjustments to reconcile net income (loss) to net
cash (used by) provided by operating activities:
Depreciation of premises and equipment	326	324
Amortization and accretion, net	92	(26)
Gain on sale of available for sale securities	(121)	(120)
Loss on disposal of fixed assets	-	15
Provision for loan losses	657	2,090
Share-based compensation expense	-	11
Net origination of loans held for sale	-	(9,169)
Proceeds from sale of loans	-	8,402
Gain on sale of loans held for sale	-	(17)
Decrease (increase) in accrued interest receivable	19	(91)
Decrease (increase) in other assets	175	(773)
Decrease in accrued interest payable	(36)	(133)
Increase (decrease) in other liabilities	126	(83)
Net cash provided by (used by) operating activities	1,708	(1,655)

Cash flows from investing activities:
Purchases of time deposits	(25,119)	(34,723)
Principal repayments on time deposits	32,275	9,357
Proceeds from sales of securities available for sale	2,235	3,202
Proceeds from maturities, calls and prepayments of securities available for sale	6,646	14,611
Purchases of securities available for sale	(7,137)	(17,277)
Net increase in loans receivable	(9,691)	(24,470)
Purchases of restricted stock	(1,059)	(563)
Redemption of restricted stock	791	663
Purchases of premises and equipment	(37)	(345)
Net cash used by investing activities	(1,096)	(49,545)

Cash flows from financing activities:
Net (decrease) increase in deposits	(7,167)	46,785
Increase (decrease) in short term borrowings	6,000	(1,500)
Increase in long term borrowings	2,000	1,000
Repayment of long term borrowings	(3,000)	(3,000)
Proceeds from the issuance of preferred stock, net of costs	(10)	5,406
Cash dividends paid on preferred stock	(286)	(113)
Net cash provided by (used in) financing activities	(2,463)	48,578

Net decrease in cash and cash equivalents	(1,851)	(2,622)
Cash and cash equivalents-beginning	3,298	5,920
Cash and cash equivalents-ending	$1,447	$3,298

Supplemental information:
Cash paid during the period for interest	$1,600	$2,587

Supplementary schedule of Non-Cash Investing Activities:
Foreclosed real estate acquired in settlement of loans	$799	$-

See notes to consolidated financial statements.

Highlands Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 1 - Summary of Significant Accounting Policies

Organization and Nature of Operations

The consolidated financial statements include the accounts of Highlands Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Highlands State Bank (the “Bank” or “Highlands”) and the Bank’s wholly-owned subsidiary, HLF Mountain Lakes, LLC . All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

On April 30, 2010 the stockholders of the Bank approved the formation of a bank holding company, Highlands Bancorp, Inc., under a Plan of Acquisition (the "Plan") whereby each outstanding share of the Bank’s common stock, $5 par value per share, was transferred and contributed to the holding company in exchange for one share of the holding company’s common stock, no par value per share. This exchange of shares was completed on August 31, 2010. The transaction was accounted for in a manner similar to the pooling-of-interests method of accounting. Accordingly, the financial information relating to periods prior to August 31, 2010 are reported under the name of Highlands Bancorp, Inc.

The only activity of Highlands Bancorp, Inc. is the ownership of Highlands State Bank. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”) and New Jersey Department of Banking and Insurance (“NJDOBI”). The Bank is subject to supervision and regulation by the NJDOBI and the Federal Deposit Insurance Corporation (“FDIC”).

Highlands State Bank (the “Bank” or “Highlands”) is a New Jersey state chartered bank which commenced operations on October 31, 2005.  The Bank is a full service bank providing personal and business lending and deposit services.  As a state chartered bank, the Bank is subject to regulation of the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation.  The area served by the Bank includes Sussex and Passaic Counties of New Jersey. HLF Mountain Lakes, LLC was formed in 2010 to hold certain real estate acquired in settlement of loans.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, determination of other than temporary impairment of securities, the valuation of foreclosed assets and the valuation of deferred tax assets.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within northern New Jersey.  Note 2 discusses the types of securities that the Company invests in.  Note 3 discusses the types of lending that the Company engages in.  Although the Company has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.  The Company does not have any significant concentrations to any one industry or customer.

Highlands Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 1 - Summary of Significant Accounting Policies (Continued)

Presentation of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and short-term interest-bearing deposits in other banks all with original maturities within ninety days.  Generally, federal funds are purchased or sold for one day periods.

Time Deposits in Other Banks

Interest- bearing time deposits in other banks mature within one year and are carried at cost.  All time deposits are covered by FDIC insurance.

Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity.  Securities available for sale are carried at fair value.  Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.  Unrealized gains and losses are reported as increases or decreases in other comprehensive income (loss).  Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Securities classified as held to maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions.  These securities are carried at cost, adjusted for the amortization of premium and accretion of discount, computed by the interest method over the terms of the securities.  At December 31, 2010 and 2009, the Company had no securities classified as held to maturity.

Effective June 30, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment. This recent accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt and equity securities. The recent guidance replaced the “intent and ability” indication in current guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not to it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

The Company did not recognize any other-than-temporary impairment losses in the years ended December 31, 2010 or 2009.

Highlands Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 1 - Summary of Significant Accounting Policies (Continued)

Restricted Investment in Bank Stock

Restricted stock is comprised of stock of the Federal Home Loan Bank of New York (FHLB) in the amount of $690,000 and Atlantic Central Bankers Bank in the amount of $100,000.  Federal law requires a member institution of the FHLB to hold stock according to a predetermined formula.  All restricted stock is recorded at cost.  The FHLB has notified member banks that it is reducing dividend rates and taking steps to improve liquidity.  Management has evaluated the restricted stock for impairment and believes no impairment charge was necessary at December 31, 2010. The determination of whether a decline affects the ultimate recovery of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for FHLB and the length of time this situation has persisted,  (2) commitment by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and accordingly, on the customer base of the FHLB.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

The loans receivable portfolio is segmented into commercial and consumer loans. Commercial loans consist of the following classes:  commercial real estate, construction, and commercial/industrial. Consumer loans consist of the following classes: residential mortgage loans, home equity loans and other consumer loans.

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans, including impaired loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

Highlands Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 1 - Summary of Significant Accounting Policies (Continued)

Allowance for Loan Losses

The allowance for loan losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a periodic evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

1.    Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

2.    National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.

3.    Nature and volume of the portfolio and terms of loans.

4.    Experience, ability, and depth of lending management and staff.

5.    Volume and severity of past due, classified and nonaccrual loans as well as and other loan modifications.

6.    Quality of the Company’s loan review system, and the degree of oversight by the Company’s Board of Directors.

7.    Existence and effect of any concentrations of credit and changes in the level of such concentrations.

8.    Effect of external factors, such as competition and legal and regulatory requirements.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

Highlands Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 1 - Summary of Significant Accounting Policies (Continued)

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The Company engages in a variety of lending activities, including commercial, construction, residential real estate and consumer/installment transactions. The Company focuses its lending activities on individuals, professionals and small- to medium sized businesses.

Commercial real estate loans include long-term loans financing commercial properties, either owner occupied or investment properties. Repayment is dependent upon either the ongoing business cash flow of the borrowing entity, resale of the property, or leases in the case of an investment property.  Bank policy requires commercial real estate loans to have a loan to value ratio of 75% or less.  Loan amortizations vary typically and do not exceed 25 years.  These amortizing loans have a five year interest rate reset provision and in addition many have a 10 year balloon payment or call option.

Commercial construction loans terms are one year to eighteen months and have a floating rate tied to the Wall Street Journal prime rate. The Company requires a loan-to-value of not less than 75% before, during, and after the construction. At this time the Company does not finance any speculative commercial construction projects and only considers construction projects that are pre-leased or owner occupied, with cash flow meeting Company policy.

Commercial loans are also made to entrepreneurs, proprietors, professionals, partnerships, LLP’s, LLC’s and corporations.  The assets financed are used within the business for its ongoing operation. Repayment of these kinds of loans generally comes from the cash flow of the business or the ongoing conversions of assets, such as accounts receivable and inventory, to cash.   Commercial term loans may have maturities up to 10 years and generally have fixed interest rates for up to five years. Commercial lines of credit are renewed annually and generally carry variable interest rates. Typical collateral for commercial loans include the borrower’s accounts receivable, inventory and machinery and equipment.

Residential mortgages are secured by the borrower’s residential real estate in a first lien position.  These loans have varying loan rates depending on the financial condition of the borrower and the loan to value ratio.  Residential mortgages have terms up to ten years with amortizations varying from 20 to 30 years.  The Company also offers home equity lines of credit and home equity loans. Risks associated with loans secured by residential properties are generally lower than commercial loans and include general economic risks, such as the strength of the job market, employment stability and the strength of the housing market. Since most loans are secured by a primary or secondary residence, the borrower’s continued employment is the greatest risk to repayment.

The Company offers a variety of loans to individuals for personal and household purposes. Consumer loans, including home equity loans, are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value that real estate.

Highlands Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 1 - Summary of Significant Accounting Policies (Continued)

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and industrial loans, commercial real estate loans and commercial construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

For commercial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.  Loans classified as troubled debt restructurings are designated as impaired.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loan not classified are rated pass.

Highlands Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 1 - Summary of Significant Accounting Policies (Continued)

In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance and direct write-downs are included in net expenses from foreclosed assets.

Transfers of Financial Assets

Transfers of financial assets, including loan and loan participation sales, are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets.

Goodwill

Goodwill was recognized in connection with the acquisition of Noble Community Bank in December 2008. Goodwill represents the purchase price over the fair value of net assets acquired. In accordance with current accounting standards, goodwill is not amortized, but evaluated at least annually for impairment or more often if events and circumstances indicated that there may be impairment. Any impairment of goodwill results in a charge to income. Goodwill was tested for impairment as of December 31, 2010 and there was no impairment.

Interest Rate Risk

The Company is principally engaged in the business of attracting deposits from the general public and using these deposits, together with other funds, to make loans secured by real estate and to purchase securities.  The potential for interest-rate risk exists as a result of the difference in duration of the Company’s interest-sensitive liabilities compared to its interest-sensitive assets.  For this reason, management regularly monitors the maturity structure of the Company’s interest-earning assets and interest-bearing liabilities in order to measure its level of interest-rate risk and to plan for future volatility.

Highlands Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 1 - Summary of Significant Accounting Policies (Continued)

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.

Income Taxes

Income tax accounting guidance results in two components if income tax expense, current and deferred. Current income taxes reflect taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to taxable income or excess of deduction over revenue.  Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and net operating loss carryforwards and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. The Company had no uncertain tax positions as of December 31, 2010 and 2009. The Company recognizes interest and penalties on income taxes as a component of income tax expense. The Company is no longer subject to examination by taxing authorities for the years before January 1, 2007.

Share-Based Compensation

The Company has stock option plans for the benefit of its employees and directors. Stock compensation accounting guidance requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options.

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Sholes model is used to estimate the fair value of stock options.

Share-based compensation expense of $0 and $11,000 is included in the accompanying statement of operations for the years ended December 31, 2010 and 2009, respectively.  There were no tax benefits recognized on the stock compensation expense.

Highlands Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 1 - Summary of Significant Accounting Policies (Continued)

Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss).  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the stockholders equity section of the balance sheet, such items, along with net income (loss), are components of comprehensive income (loss).

The components of other comprehensive income (loss) are as follows for the years ended December 31, 2010 and 2009:

	2010	2009
	(In Thousands)

Unrealized holding gains on securities available for sale	$308	$165

Reclassification adjustment for realized (gains) losses included in the statement of operations	(121)	(120)

	$187	$45

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit.  Such financial instruments are recorded in the balance sheet when they are funded.

Segment Reporting

The Company acts as an independent, community, financial services provider, and offers traditional banking and related financial services to individual, business and government customers.  The Company offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and home equity loans; and the provision of other financial services.

Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial and retail operations of the Company.  As such, discrete financial information is not available and segment reporting would not be meaningful.

Net Income or Loss Per Common Share

Basic income or loss per share represents net income or loss available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.  Potential common shares were not dilutive during the years ended December 31, 2010 and 2009.

Highlands Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 1 - Summary of Significant Accounting Policies (Continued)

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2010 for items that should potentially be recognized or disclosed in these financial statements.

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurements as set forth in Codification Subtopic 820-10. The FASB‘s objective is to improve these disclosures and, thus, increase transparency in financial reporting.

Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

●	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

●	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

●
For purposes of reporting fair value measurements for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

●	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

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

Highlands Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 1 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Company has adopted ASU 2010-20 and has included the required disclosures for December 31, 2010.

In January 2011, ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-20 was issued. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities.

Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The deferral in this amendment was effective upon issuance.

Note 2 - Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities available for sale at December 31, 2010 and 2009 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

December 31, 2010:
U.S. Government agencies and sponsored agencies	$11,679	$126	$7	$11,798
U.S. Government sponsored enterprises (GSEs)- mortgage-backed securities	4,340	119	16	4,443
Other	1,184	42	5	1,221

	$17,203	$286	$28	$17,462

December 31, 2009:
U.S. Government agencies and sponsored agencies	$11,686	$22	$80	$11,628
U.S. Government sponsored enterprises (GSEs)-mortgage-backed securities	5,992	182	3	6,171
Other	1,385	29	79	1,335

	$19,063	$233	$162	$19,134

Highlands Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 2 - Securities Available for Sale (Continued)

The amortized cost and fair value of securities at December 31, 2010 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because the borrowers may have the right to prepay obligations with or without penalties.

	Available for Sale
	Amortized	Fair
	Cost	Value
	(In Thousands)

Due within one year	$1,002	$1,008
Due after one year through five years	6,548	6,629
Due after five years through ten years	1,266	1,267
Due after ten years	4,047	4,115
Mortgage-backed securities	4,340	4,443

	17,203	17,462

The tables below shows the Company’s securities, their gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009:

	Less Than Twelve Months		Twelve Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(In Thousands)
December 31, 2010:
U.S. Government agencies and
sponsored agencies	$1,022	$7	$-	$-	$1,022	$7
U.S. Government sponsored
enterprises (GSEs) -
mortgage-backed securities	1,267	16	-	-	1,267	16
Other	108	5	-	-	108	5
	$2,397	$28	$-	$-	$2,397	$28

December 31, 2009:
U.S. Government agencies and
sponsored agencies	$5,011	$80	$-	$-	$5,011	$80
U.S. Government sponsored
enterprises (GSEs) -
mortgage-backed securities	435	3	-	-	435	3
Other	197	18	339	61	536	79
	$5,643	$101	$339	$61	$5,982	$162

Highlands Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 2 - Securities Available for Sale (Continued)

Management evaluates all securities with unrealized losses quarterly to determine whether the loss is other than temporary. At December 31, 2010, the Company had 4 debt securities in an unrealized loss position. The Company does not have the intent to sell these debt securities prior to recovery and it is more likely than not that the Bank will not have to sell these debt securities prior to recovery.

Unrealized losses on 3 securities in the U.S. Government agency securities category and the U.S. Government sponsored enterprises mortgage-backed securities category are due to interest rate fluctuations. Management therefore concluded that these securities were not other-than-temporarily impaired at December 31, 2010.

Unrealized losses in the other category consist of 1 corporate security issued by a large financial company. The Company evaluated the prospects of the corporate debt issuer in relation to the severity and duration of the impairment and believes it is probable that it will be able to collect all amounts due according to the contractual terms of the security. Management therefore concluded that this security was not other-than-temporarily impaired at December 31, 2010.

The Company holds Fannie Mae perpetual preferred stock at December 31, 2010 and 2009 with a cost basis of $100,000.  The carrying value and fair value of these securities at December 31, 2010 was $8,000 and $5,000 respectively.

Note 3 - Loans Receivable

The composition of loans receivable at December 31, 2010 and 2009 is as follows:

(In Thousands)	2010	2009
Commercial real estate	$61,223	$51,007
Commercial	17,481	17,293
Construction	5,020	3,405
Residential real estate	11,846	12,619
Home equity	26,909	28,662
Consumer	231	281
Total Loans	122,710	113,267

Allowance for loan losses	(1,693)	(1,438)
Net deferred loan costs	13	52
	(1,680)	(1,386)
	$121,030	$111,881

Highlands Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 3 - Loans Receivable (Continued)

The following is an analysis of the allowance for loan losses for the years ended December 31:

(In Thousands)	2010	2009
Balance, beginning	$1,438	$1,147
Provision for loan losses	657	2,090
Charge-offs	(441)	(1,799)
Recoveries	39	-
Balance, ending	$1,693	$1,438

The following table presents the balance in the allowance for loan losses at December 31, 2010 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	2010
	Allowance for Loan Losses			Loans Receivable
		Balance	Balance
		Related to	Related to
		Loans	Loans		Balance	Balance
		Individually	Collectively		Individually	Collectively
		Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Balance	Impairment	Impairment	Balance	Impairment	Impairment
	(In Thousands)

Commercial	$483	$13	$470	$17,481	$457	$17,024
Commercial real estate	717	45	672	61,223	2,160	59,063
Commercial construction	207	118	89	5,020	1,773	3,247
Residential real estate	49	-	49	11,846	-	11,846
Home Equity	231	-	231	26,909	-	26,909
Consumer	6	-	6	231	-	231

	$1,693	$176	$1,517	$122,710	$4,390	$118,320

At December 31, 2010, impaired loans totaled $4,390,000.  requiring a specific loan allowances in the amount of $176,000.  The average recorded investment in impaired loans totaled approximately $4,650,000.  Interest income of $28,000 was recognized during the period of impairment in 2010.  At December 31, 2009, impaired loans totaled $4,720,000 and impaired loans of $3,091,000 were subject to specific loan allowances in the amount of $119,000.  The average recorded investment in impaired loans totaled approximately $2,973,000.  No interest income was recognized during the period of impairment.

Highlands Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 3 - Loans Receivable (Continued)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2010:

	Commercial	Commercial Real Estate	Commercial Construction
	12/31/2010	12/31/2010	12/31/2010
	(In Thousands)
Pass	$16,815	$57,492	$3,247
Special Mention	209	1,571	-
Substandard	457	2,160	1,773
Doubtful	-	-	-
Total	$17,481	$61,223	$5,020

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Residential Mortgage	Home Equity Loans	Consumer
	12/31/2010	12/31/2010	12/31/2010
	(In Thousands)
Performing	$11,496	$26,679	$231
Nonperforming	350	230	-
Total	$11,846	$26,909	$231

Highlands Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 3 - Loans Receivable (Continued)

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2010:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-
Commercial construction	-	-	-	-	-

With an allowance recorded:
Commercial	457	459	13	427	2
Commercial real estate	2,160	2,166	45	1,745	26
Commercial construction	1,773	2,569	118	2,478	-

Total:
Commercial	457	459	13	427	2
Commercial real estate	2,160	2,166	45	1,745	26
Commercial construction	1,773	2,569	118	2,478	-

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2010:

2010
(In Thousands)
Commercial	$457
Commercial real estate	1,334
Commercial construction	1,773
Residential mortgage	350
Home equity	230
Consumer, other	-
$4,144

Highlands Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 3 - Loans Receivable (Continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2010:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

Commercial	$22	$43	$437	$502	$16,979	$17,481	$-
Commercial real estate	1,101	-	1,334	2,435	58,788	61,223	-
Commercial construction	-	-	1,773	1,773	3,247	5,020	-
Residential real estate	-	210	141	351	11,495	11,846	-
Home Equity	-	-	230	230	26,679	26,909	-
Consumer other	2	-	-	2	229	231	-
Adjustments							-
							-
Total	$1,125	$253	$3,915	$5,293	$117,417	$122,710	$-

At December 31, 2009, there was $4,600,000 in nonaccrual loans and $0 of loans greater than 90 days past due and still accruing interest.

Note 4 - Financial Instruments with Off-Balance Sheet Risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and letters of credit.  Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the financial statements.

The Company’s exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The contract or notional amounts of financial instruments where contract amounts represent credit risk at December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
	(In Thousands)

Outstanding loan and credit line commitments	$39,823	$34,959

Outstanding letters of credit	435	47

Highlands Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 4 - Financial Instruments with Off-Balance Sheet Risk (Continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by management upon extension of credit, is based on management’s credit evaluation.  Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

Outstanding letters of credit written are conditional commitments issued to guarantee the performance of a customer to a third party.  These standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral supporting these letters of credit as deemed necessary.  Outstanding letters of credit at December 31, 2010 were $435,000, of which $37,000 were secured by collateral.  Outstanding letters of credit at December 31, 2009 were $47,000, of which $47,000 were secured by collateral.  The current amount of the liability as of December 31, 2010 and 2009 for guarantees under standby letters of credit is not material.

Note 5 - Premises and Equipment

The components of premises and equipment at December 31, 2010 and 2009 are as follows:

	Estimated Useful Lives	2010	2009
		(In Thousands)

Leasehold improvements	2 - 10 years	$1,104	$1,092
Furniture, fixtures and equipment	5 - 10 years	569	556
Computer equipment and data processing software	3 - 5 years	521	500

		2,194	2,148
Accumulated depreciation		(1,295)	(968)

		$899	$1,180

Highlands Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 6 - Deposits

The components of deposits at December 31, 2010 and 2009 are as follows:

	2010	2009
	(In Thousands)

Demand, non-interest bearing	$26,293	$19,490
Demand interest bearing	6,835	4,204
Money market accounts	33,251	22,623
Savings	43,782	68,691
Time, $100,000 and over	10,810	9,669
Time, other	15,428	18,889

	$136,399	$143,566

At December 31, 2010, the scheduled maturities of time deposits are as follows:

(In Thousands)
2011	$16,086
2012	4,841
2013	4,789
2014	407
2015	115
$26,238

Note 7 - Lease Commitments

The Company leases its banking facilities under operating lease agreements expiring through 2016.  The Company is also required to pay a monthly fee for its portion of certain operating expenses, including real estate taxes, insurance, utilities, maintenance and repairs in addition to the base rent.  Rent expense for the years ended December 31, 2010 and 2009 totaled $406,000 and $395,000, respectively.

One of the lease agreements is with a related party.  In 2005, the Company entered into a ten-year operating lease agreement with this related party for its main banking office.  The lease terms are comparable to similarly outfitted office space in the Company’s market.  Total rent expense paid to the related party under this lease agreement was $159,000 and $155,000 for the years ended December 31, 2010 and 2009, respectively.

Highlands Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 7 - Lease Commitments (Continued)
Future minimum lease payments by year and in the aggregate under these lease agreements are as follows:

(In Thousands)
2011	$405
2012	400
2013	373
2014	378
2015	352
Thereafter	199

$2,107

Note 8 - Borrowings

The Company has a $5,000,000 line of credit with Atlantic Central Bankers Bank (ACBB) for federal funds purchased of which $-0- was outstanding at December 31, 2010 and 2009, respectively.  The line of credit expires June 30, 2011.  $2,500,000 of the line of credit is unsecured and $2,500,000 of the line of credit is secured by securities held by ACBB in safekeeping.

The Company has $11,000,000 and $6,000,000 in borrowings with the Federal Home Loan Bank of New York (FHLB) with a weighted average interest rate of 1.38% and 2.96% at December 31, 2010 and 2009, respectively. The fair value amortization related to the Noble acquisition was $0 and $6,000 at December 31, 2010 and 2009, respectively.

The FHLB borrowings mature as follows:

(In Thousands)
2011	$6,000
2012	2,000
2013	3,000

$11,000

A $2,000,000 advance maturing in 2013 contains a convertible option which allows the FHLB at quarterly intervals commencing after each conversion date, to convert the fixed convertible advance into replacement funding for the same or lesser principal based on any advance then offered by the FHLB at their then current market rate.  The Company has the option to repay this advance, if converted, without penalty.

The FHLB borrowings are secured under terms of a blanket collateral agreement by a pledge of qualifying collateral.

Highlands Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 9 - Preferred Stock

In October 2008, the United States Treasury Department announced a voluntary Capital Purchase Program, a part of the Troubled Asset Relief Program (TARP), to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.  The Bank applied for these capital funds prior to December 31, 2008 and received approval in January 2009.

On May 8, 2009, the Bank issued to the Treasury 3,091 shares of Series 2009A Preferred Stock and a warrant to purchase 155 shares of the Bank’s Series 2009B Preferred Stock for an aggregate purchase price of $3,091,000 in cash (“TARP funds”).  The warrant was exercised as a cashless exercise on May 8, 2009 and 155 shares of Series 2009B Preferred Stock were issued.  Both series of preferred stock qualify as a Tier 1 capital.  On December 22, 2009, the Bank consummated a second financing with the Treasury under the Capital Purchase Program for Small Banks pursuant to which the Bank issued to the Treasury an additional 2,359 shares of Series 2009A Preferred Stock for total proceeds of $2,359,000. Series 2009A Preferred Stock pays non-cumulative dividends of 5% per annum for the first five years and 9% per annum thereafter.  Series 2009B Preferred Stock pays non-cumulative dividends of 9% per annum.

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

Note 10 - Federal Income Taxes

The components of income tax expense for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
	(In Thousands)

Current taxes	$-	$-
Deferred tax (benefit) expense	204	(828)
Increase (reversal) of valuation allowance	(204)	828
	$-	$-

Highlands Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 10 - Federal Income Taxes (Continued)

The effective income tax rate of 0% for 2010 and 2009 was different than the applicable statutory Federal income tax rate of 34% as follows:

	2010	2009
	(In Thousands)

Federal income taxes at statutory rate	$160	$(709)
State taxes net of federal benefit	27	(124)
Change in valuation allowance	(204)	828
Other	17	5
	$-	$-

The provision for income taxes for the years ended December 31, 2010 and 2009 is $0 due to the net operating losses incurred by the Bank since inception.  The deferred tax benefit related to such losses has not been recognized due to the uncertainty of realization.  Accordingly, a valuation allowance has been recorded on the Company’s net deferred tax assets as shown in the following table.

The components of the net deferred tax asset (liability) at December 31, 2010 and 2009 are as follows:

	2010	2009
	(In Thousands)
Deferred tax assets:
Organization and start-up costs	$151	$179
Net operating loss carryforwards	2,875	3,095
Allowance for loan losses	574	556
Non-qualified stock option compensation	78	78
Other	124	129

	3,802	4,037
Valuation allowance	(3,572)	(3,776)

Total Deferred Tax Assets, Net of Valuation Allowance	230	261

Deferred tax liabilities:
Cash basis conversion	(204)	(246)
Depreciation	(26)	(15)

Total Deferred Tax Liabilities	(230)	(261)

Net Deferred Tax Asset	$-	$-

Highlands Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 10 - Federal Income Taxes (Continued)

At December 31, 2010, the Company has available unused net operating loss carryforwards available for federal and state income tax purposes of approximately $7,100,000, which start to expire in 2025 for federal purposes and 2012 for state purposes.

Note 11 - Transactions with Executive Officers, Directors, and Principal Stockholders

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal stockholders, their immediate families and affiliated companies (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.  Deposits of related parties totaled $16,343,000 and $16,255,000 at December 31, 2010 and 2009, respectively.  Activity with respect to loans to related parties for the year ended December 31, 2010 is as follows:

2010
(In Thousands)

Balance, beginning	$5,743
Loans originated	4,581
Collection of principal	(1,553)
Loans removed due to disassociation with Company	(1,381)

Balance, ending	$7,390

The Company leases the Bank’s main office from a real estate company controlled and majority owned by three of its directors (see Note 7).

Note 12 - Stock Option Plans

In 2006, the Board of Directors adopted three stock related compensation plans:  the Highlands State Bank 2006 Nonstatutory Stock Option Plan, the Highlands State Bank 2006 Incentive Stock Option Plan and the Highlands State Bank 2006 Nonemployee Directors Stock Option Plan (2006 Plans), which were approved by the stockholders at the 2006 annual meeting in April 2006. These plans were adopted by the Company as part of the holding company reorganization.

The 2006 Plans enable the Board of Directors to grant stock options to executives, other key employees and nonemployee directors.  The Company has reserved 150,000 shares of common stock for issuance upon the exercise of options granted under the 2006 Plans.  Such shares may be issued from authorized but unissued shares or previously issued shares that the Company may hereafter reacquire (treasury stock).  The 2006 Plans will terminate ten years from stockholder approval.  Options may not be granted with an exercise price that is less than 1) 100% of the fair market value of the Company’s common stock on the date of grant or 2) the par value of the common stock or 3) $10.00 for any option granted before January 1, 2009.  Options may not be granted with a term longer than 10 years.  Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The Incentive Plan also has special terms for individuals that own more than 10% of the Company’s common stock.  Vesting, exercisability, and other conditions related to an option will be waived in the event of a “change in control” of the Company, as defined in the 2006 Plans.  The number of shares available under the 2006 Plans, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of the Company’s outstanding shares.  At December 31, 2010, there were 26,000 shares available for grant under the 2006 Plans.

Highlands Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 12 - Stock Option Plans (Continued)

The following is a summary of the Company’s stock option activity and related information for its 2006 Plans for the years ended December 31, 2010 and 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	129,000	$10.00
Granted	3,000	10.00

Outstanding at December 31, 2009	132,000	10.00
Forfeited	(8,000)	10.00

Outstanding at December 31, 2010	124,000	$10.00	5.3 years	$-

Exercisable at December 31, 2010	121,000	$10.00	5.3 years	$-

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2009:  dividend yield of 0%, risk-free interest rate of 1.37%, expected life of 3.00 years and expected volatility of 20%.  The volatility percentage was based on the average expected volatility of similar public financial institutions in the Bank’s market area.  The weighted average fair value of options granted in 2009 was $0.10.

Note 13 - Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets.  Management believes, as of December 31, 2010, that the Bank meets all capital adequacy requirements to which it is subject.

Highlands Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 13 - Regulatory Matters (Continued)

As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2010 and 2009 are presented below:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollar Amounts in Thousands)

December 31, 2010
Total capital (to risk-weighted assets)	$16,738	12.2%	$	≥10,965	≥8.0%	$	≥13,706	≥10.0%
Tier 1 capital (to risk-weighted assets)	15,045	11.0		≥ 5,483	≥4.0		≥ 8,224	≥ 6.0
Tier 1 capital (to adjusted average assets)	15,045	9.1		≥ 6,626	≥4.0		≥ 8,282	≥ 5.0

December 31, 2009
Total capital (to risk-weighted assets)	$16,309	12.6%	$	≥10,366	≥8.0%	$	≥12,958	≥10.0%
Tier 1 capital (to risk-weighted assets)	14,871	11.5		≥ 5,183	≥4.0		≥ 7,775	≥ 6.0
Tier 1 capital (to adjusted average assets)	14,871	9.0		≥ 6,634	≥4.0		≥ 8,293	≥ 5.0

The Bank is subject to certain restrictions on the amount of dividends that it may declare due to regulatory considerations. Although the Company is not subject to these same restrictions, unless the Company expands its operations, the operations of the Bank will be the only source of cash dividends for shareholders of the Company. Therefore, as a practical matter, the ability of the Company to pay cash dividends is subject to any restrictions on the Bank’s ability to pay dividends to the Company.

Note 14 - Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of year end and have not been re-evaluated or updated for purposes of these financial statements subsequent to year end.  As such, the estimated fair values of these financial instruments subsequent to the period-end reporting dates may be different than the amounts reported at year end.

The Company follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures.  This guidance, which defines fair value, establishes a framework for measuring fair value under GAAP, expands disclosures about fair value measurements and applies to other accounting pronouncements that require or permit fair value measurements.  Fair value is defined as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.

Highlands Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 14 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010 and 2009 are as follows:

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
	December 31,	Indentical	Observable	Unobservable
	2010	Assets	Inputs	Inputs
	(In Thousands)
December 31, 2010:
U.S. Government agencies and
sponsored agencies	$11,798	$-	$11,798	$-
U.S. Government sponsored
enterprises (GSEs) -
mortgage-backed securities	4,443		4,443
Other	1,221		1,221
	$17,462	$-	$17,462	$-

December 31, 2009:
U.S. Government agencies and
sponsored agencies	$11,628	$-	$11,628	$-
U.S. Government sponsored
enterprises (GSEs) -
mortgage-backed securities	6,171		6,171
Other	1,335		1,335
	$19,134	$-	$19,134	$-

Highlands Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 14 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010 and 2009 are as follows:

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
	December 31,	Indentical	Observable	Unobservable
Description	2010	Assets	Inputs	Inputs
	(In Thousands)

Impaired loans	$4,214	$-	$-	$4,214

Foreclosed assets	$799	$-	$-	$799

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
	December 31,	Indentical	Observable	Unobservable
Description	2010	Assets	Inputs	Inputs
	(In Thousands)

Impaired loans	$4,601	$-	$-	$4,601

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s balance sheet. The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2010 and 2009:

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Highlands Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 14 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

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

Securities Available for Sale (Carried at Fair Value)

The fair value of securities available for sale are determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

Loans Receivable (Carried at Cost)

The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those in which management has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value at December 31, 2010 consists of loan balances of $4,390,000 net of an allowance of $176,000. The fair value at December 31, 2009 consists of the loan balances of $4,720,000, net of a valuation allowance of $119,000.

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

Highlands Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 14 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

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

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

The following table summarizes the carrying amount and fair value estimates of the Company’s financial instruments at December 31, 2010 and 2009:

	2010		2009
	Carrying or Notional Amount	Fair Value	Carrying or Notional Amount	Fair Value
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$1,447	$1,447	$3,298	$3,298
Time deposits in other banks	19,596	19,596	26,752	26,752
Securities available for sale	17,462	17,462	19,134	19,134
Loans receivable, net	121,030	121,407	111,881	105,536
Restricted investment in bank stock	790	790	522	522
Accrued interest receivable	631	631	650	650

Financial Liabilities:
Demand and savings deposits	110,161	110,161	115,008	115,008
Time deposits	26,238	26,094	28,558	28,560
Borrowings	11,000	11,036	6,006	6,008
Accrued interest payable	70	70	106	106

Off-Balance Financial Instruments:
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-

Note 15 - Contingencies

In the normal course of business, the Company is subject to various lawsuits involving matters generally incidental to its business.  Other than discussed below, management is of the opinion that the ultimate liability, if any, resulting from any pending actions or proceedings will not have a material effect on the financial position or results of operations of the Company.

Highlands Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 15 – Contingencies (Continued)

On December 14, 2009, Union Center National Bank ("UCNB") initiated an action in New Jersey Superior Court against the Bank seeking to require the Bank to repurchase UCNB's participation interest in a loan with a total principal amount of $6.9 million. UCNB holds 85.5072% of the loan. UCNB has also asserted a claim for negligent handling and administration of the loan. The Bank intends to continue vigorously defending this lawsuit, has filed an answer contesting liability and has asserted counterclaims against UCNB. UCNB filed a motion for summary judgment, which was denied without prejudice. UCNB has since filed another motion for summary judgment, which the Court stayed pending the parties' completion of discovery.  The parties anticipate completing discovery over the next 30 days.  Following the completion of discovery, the parties anticipate engaging in dispositive motions and, if necessary, the Company is prepared to proceed to trial in this matter.

Highlands Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 16 – Parent Company Only Financial Statements

Condensed financial information pertaining to the parent company, Highlands Bancorp, Inc. as of December 31, 2010 and for the year then ended is as follows:

BALANCE SHEET
December 31,
2010
(In Thousands)
ASSETS
Investment in subsidiary	$16,107
Total Assets	$16,107

LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' Equity	$16,107
Total Liabilities and Stockholders' Equity	$16,107

STATEMENT OF INCOME
Year Ended
December 31,
2010
(In Thousands)

Dividends from bank subsidiary	$60
Undistributed net income of banking subsidiary	410
Net income	$470
Preferred stock dividends and accretion	(317)
Net income available to common stockholders	$153