Form 10-Q
period 2011-03-31
HIGHLANDS BANCORP, INC.
filed 2011-05-13
CIK 1494186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2011

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To

Commission file number: 000-54110

Highlands Bancorp, Inc.
(Exact name of registrant as specified in its charter)

New Jersey	27-1954096
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

310 Route 94, Vernon, New Jersey 07462
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code	973-764-3200

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes __    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer  ☐

Non-accelerated filer ☐      Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).Yes     No   X

As of May 10, 2011 there were 1,788,262 shares of the registrant’s common stock, no par value outstanding.

Highlands Bancorp, Inc.

Part 1. CONSOLIDATED FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

HIGHLANDS BANCORP, INC.
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2011	2010
	(In Thousands, except share and per share data)
ASSETS
Cash and due from banks	$2,457	$1,225
Interest bearing deposits in other banks	76	30
Federal funds sold	2,075	192

Cash and Cash Equivalents	4,608	1,447

Time deposits in other banks	15,686	19,596
Securities available for sale	16,101	17,462
Restricted investment in bank stock	520	790
Loans receivable, net of allowance for loan losses of $1,735 and
$1,693, respectively	121,767	121,030
Premises and equipment, net	842	899
Goodwill	804	804
Accrued interest receivable	636	631
Foreclosed assets	799	799
Other assets	608	775

Total Assets	$162,371	$164,233

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	$23,782	$26,293
Interest-bearing	116,603	110,106
Total Deposits	140,385	136,399

Borrowings	5,000	11,000
Accrued interest payable	71	70
Other liabilities	704	657

Total Liabilities	146,160	148,126

Stockholders' Equity
Preferred stock, Series A, liquidation preference of $1,000 per share,	5,508	5,501
5,450 outstanding; Warrant Preferred stock Series B, liquidation preference of $1,000 per share, 155 outstanding
Common stock, no par value; authorized 10,000,000 shares; issued and
outstanding 1,788,262 shares	15,972	15,972
Accumulated deficit	(5,476)	(5,624)
Accumulated other comprehensive income	207	258

Total Stockholders' Equity	16,211	16,107

Total Liabilities and Stockholders' Equity	$162,371	$164,233

See notes to consolidated financial statements

HIGHLANDS BANCORP, INC.
Consolidated Statements of Operations (Unaudited)
	Three Months Ended
	March 31,
	2011	2010
	(In Thousands
	except share and per share data)
Interest income:
Loans	$1,713	$1,584
Securities	103	177
Federal funds sold	1	1
Other interest-earning assets	42	112
Total interest income	1,859	1,874

Interest expense:
Deposits	275	402
Borrowings	36	44
Total interest expense	311	446

Net Interest Income	1,548	1,428
Provision for loan losses	51	193

Net interest income after provision for loan losses	1,497	1,235

Non-interest income
Fees and service charges	87	98
Gain on sale of investment securities	38	-
Other income	13	9
Total non-interest income	138	107

Non-interest expenses
Salaries and employee benefits	585	568
Occupancy and equipment	223	244
Professional fees	148	97
Advertising and promotion	24	30
Data processing	149	128
FDIC insurance premium	75	74
Other	204	123
Total non-interest expense	1,408	1,264

Net income	$227	$78
Preferred stock dividends and accretion	(79)	(79)
Net income (loss) available to common stockholders	$148	$(1)

Net income (loss) per common share
Basic and diluted	$0.08	$(0.00)

Weighted average common shares outstanding
Basic and diluted	1,788,262	1,788,262

See notes to consolidated financial statements

	Three Months Ended
	March 31,
	2011	2010
	(in Thousands)

Net income	$227	$78
Comprehensive income (loss):
Net change in unrealized gain on
securities available for sale	(13)	211
Reclassification adjustment for
gains included in net income	(38)	-
	(51)	211
Total comprehensive income	$176	$289

See notes to consolidated financial statements

HIGHLANDS BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2011	2010
	(In Thousands)
Cash flows from operating activities:
Net income	$227	$78
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation of premises and equipment	61	89
Amortization and accretion, net	17	14
Gain on sale of available for sale securities	(38)	-
Provision for loan losses	51	193
Increase in interest receivable	(5)	(12)
Decrease in other assets	167	80
Increase (decrease) in accrued interest payable	1	(14)
Increase in other liabilities	47	77
Net cash provided by operating activities	528	505

Cash flows from investing activities:
Purchases of time deposits	(849)	(1,688)
Principal maturities of time deposits	4,759	5,388
Proceeds from sales of securities available for sale	1,008	-
Proceeds from maturities, calls and prepayments of securities available for sale	298	534
Net increase in loans receivable	(765)	(1,182)
Purchases of restricted stock	(45)	(540)
Redemption of restricted stock	315	382
Purchases of premises and equipment	(2)	(9)
Net cash provided by investing activities	4,719	2,885

Cash flows from financing activities:
Net increase (decrease) in deposits	3,986	(2,336)
(Decrease) increase in short term borrowings	(6,000)	19,000
Repayment of long term borrowings	-	(15,500)
Cash dividends paid on preferred stock	(72)	(72)
Net cash provided by (used in) financing activities	(2,086)	1,092

Net increase in cash and cash equivalents	3,161	4,482
Cash and cash equivalents-beginning	1,447	3,298
Cash and cash equivalents-ending	$4,608	$7,780

Supplemental information:
Cash paid during the period for interest	$310	$460

See notes to consolidated financial statements

HIGHLANDS BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Highlands Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Highlands State Bank (the “Bank” or “Highlands”) and the Bank’s wholly-owned subsidiary, HSB Mountain Lakes, LLC. On April 30, 2010 the stockholders of the Bank approved the formation of a bank holding company, Highlands Bancorp, Inc., under a Plan of Acquisition (the "Plan") whereby each outstanding share of the Bank’s common stock, $5 par value per share, was transferred and contributed to the holding company in exchange for one share of the holding company’s common stock, no par value per share. This exchange of shares was completed on August 31, 2010.

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

Highlands State Bank is a New Jersey state chartered bank which commenced operations on October 31, 2005 and is a full service bank providing personal and business lending and deposit services.  The Bank’s trade area includes Sussex County and a portion of Passaic County in New Jersey. HSB Mountain Lakes, LLC was formed in 2010 to hold certain real estate acquired in settlement of loans.

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (US GAAP) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

These unaudited consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2010, included in the Annual Report on Form 10-K of Highlands Bancorp, Inc. filed with the Securities Exchange Commission (“SEC”).

The significant accounting policies of the Company as applied in the interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company has evaluated subsequent events for potential recognition and/or disclosure in this Quarterly Report on Form 10-Q through the date these financial statements were issued.

Note 2 -   Securities Available for Sale

The amortized cost, gross unrealized gains and losses, estimated fair value, and maturities of securities available for sale at March 31, 2011 and December 31, 2010 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
March 31, 2011
U.S Government agencies and sponsored
agencies
Due within one year	$2,000	$21	$-	$2,021
Due after one but within five years	5,541	50	-	5,591
Due after five but within ten years	1,018	-	4	1,014
Due after ten years	3,086	39	-	3,125
U.S Government sponsored enterprises
(GSEs)-mortgage-backed securities	3,798	103	20	3,881
Other
Due after five but within ten years	219	6	-	225
Due after ten years	232	13	1	244

	$15,894	$232	$25	$16,101

December 31, 2010
U.S Government agencies and sponsored
agencies
Due within one year	$1,002	$5	$-	$1,007
Due after one but within five years	6,548	82	-	6,630
Due after five but within ten years	1,022	-	7	1,015
Due after ten years	3,108	39	-	3,147
U.S Government sponsored enterprises
(GSEs)-mortgage-backed securities	4,340	119	16	4,443
Other
Due after five but within ten years	244	7		251
Due after ten years	940	34	5	969

	$17,204	$286	$28	$17,462

The table below shows the Company’s securities, their gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
March 31, 2011
U.S Government agencies
and sponsored agencies	$1,014	$4	$-	$-	$1,014	$4
U.S Government sponsored
enterprises (GSEs) -
mortgage-backed securities	1,239	20	-	-	1,239	20
Other	99	1	-	-	99	1

	$2,352	$25	$-	$-	$2,352	$25

December 31, 2010
U.S Government agencies
and sponsored agencies	$1,015	$7	$-	$-	$1,015	$7
U.S Government sponsored
enterprises (GSEs) -
mortgage-backed securities	1,252	16	-	-	1,252	16
Other	102	5	-	-	102	5

	$2,369	$28	$-	$-	$2,369	$28

At March 31, 2011, the Company had 4 securities in an unrealized loss position.  Unrealized losses on three U.S. Government agency securities and U.S. Government sponsored enterprises mortgage-backed securities are due to interest rate fluctuations. Unrealized losses in the other category consist of one corporate security issued by a large financial company. The Company evaluated the prospects of the corporate debt issuer in relation to the severity and duration of the impairment and believes it is probable that it will be able to collect all amounts due according to the contractual terms of the securities. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2011.

Note 3 - Credit Quality Disclosures

The composition of loans receivable at March 31, 2011 and December 31, 2010 is as follows:

	March 31,	December 31,
(In Thousands)	2011	2010
Commercial	$18,930	$17,481
Commercial real estate	61,257	61,223
Construction	2,997	5,020
Residential real estate	14,312	11,846
Home equity	25,716	26,909
Consumer	265	231
Total Loans	123,477	122,710

Allowance for loan losses	(1,735)	(1,693)
Net deferred loan costs	25	13
	(1,710)	(1,680)
	$121,767	$121,030

The following table summarizes information in regards to the allowance for loan losses and the recorded investment in loans receivable as of March 31, 2011 and for the three months ended March 31, 2011:

(In Thousands)	Commercial	Commercial Real Estate	Commercial Construction	Residental	Home Equity	Consumer - Other	Total
Allowance for loan losses:
Beginning Balance 1/1/11	$483	$717	$207	$49	$231	$6	$1,693
Charge-offs	-	-	-	-	(73)	-	(73)
Recoveries	61	-	-	-	1	2	64
Provisions	13	(15)	21	(1)	33		51
Ending balance 3/31/11	$557	$702	$228	$48	$192	$8	$1,735
Ending balance: individually evaluated for impairment	$21	$77	$162	$-	$-	$-	$260
Ending balance: collectively evaluted for impairment	$536	$625	$66	$48	$192	$8	$1,475

Financing receivables:
Ending balance	$18,930	$61,257	$2,997	$14,312	$25,716	$265	$123,477
Ending balance: individually evaluted for impairment	$495	$2,160	$1,773	$-	$-	$-	$4,428
Ending balance: collectively evaluated for impairment	$18,435	$59,097	$1,224	$14,312	$25,716	$265	$119,049

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2011 and December 31, 2010:

(In Thousands)	Commercial	Commercial	Commercial Real Estate	Commercial Real Estate	Commercial Construction	Commercial Construction
	3/31/2011	12/31/2010	3/31/2011	12/31/2010	3/31/2011	12/31/2010
Pass	$18,295	$16,815	$58,630	$57,492	$1,224	$3,247
Special Mention	140	209	467	1,571	-	-
Substandard	495	457	2,160	2,160	1,773	1,773
Doubtful	-	-	-	-	-	-
Total	$18,930	$17,481	$61,257	$61,223	$2,997	$5,020

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

(In Thousands)	Residential Mortgage Loans	Residential Mortgage Loans	Home Equity Loans	Home Equity Loans	Consumer	Consumer
	3/31/2011	12/31/2010	3/31/2011	12/31/2010	3/31/2011	12/31/2010
Performing	$13,962	$11,496	$25,559	$26,679	$265	$231
Nonperforming	350	350	157	230	-	-
Total	$14,312	$11,846	$25,716	$26,909	$265	$231

The following table summarizes information in regards to impaired loans by loan portfolio class as of March 31, 2011 and December 31, 2010:

March 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-
Commercial construction	-	-	-	-	-

With an allowance recorded:
Commercial	$495	$498	$21	$468	$-
Commercial real estate	2,160	2,166	77	2,160	-
Commercial construction	1,773	2,569	162	1,773	-

Total:
Commercial	$495	$498	$21	$468	$-
Commercial real estate	2,160	2,166	77	2,160	-
Commercial construction	1,773	2,569	162	1,773	-

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2010	(In Thousands)
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-
Commercial construction	-	-	-	-	-

With an allowance recorded:
Commercial	$457	$459	$13	$427	$2
Commercial real estate	2,160	2,166	45	1,745	26
Commercial construction	1,773	2,569	118	2,478	-

Total:
Commercial	$457	$459	$13	$427	$2
Commercial real estate	2,160	2,166	45	1,745	26
Commercial construction	1,773	2,569	118	2,478	-

The following table presents non-accrual loans by classes of the loan portfolio as of March 31, 2011 and December 31, 2010:

	03/31/11	12/31/10
	(In Thousands)
Commercial	$495	$457
Commercial real estate	1,334	1,334
Commercial construction	1,773	1,773
Residential mortgage	350	350
Home equity	157	230
Consumer, other	-	-
	$4,109	$4,144

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2011 and December 31, 2010:

March 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Commercial	$-	$-	$478	$478	$18,452	$18,930	$-
Commercial real estate	1,843	-	1,334	3,177	58,080	61,257	-
Commercial construction	-	-	1,773	1,773	1,224	2,997	-
Residential real estate	-	-	350	350	13,962	14,312	-
Home Equity	-	-	157	157	25,559	25,716	-
Consumer other	-	-	-	-	265	265	-
Adjustments

Total	$1,843	$-	$4,092	$5,935	$117,542	$123,477	$-

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Commercial	$22	$43	$437	$502	$16,979	$17,481	$-
Commercial real estate	1,101	-	1,334	2,435	58,788	61,223	-
Commercial construction	-	-	1,773	1,773	3,247	5,020	-
Residential real estate	-	210	141	351	11,495	11,846	-
Home Equity	-	-	230	230	26,679	26,909	-
Consumer other	2	-	-	2	229	231	-
Adjustments							-

Total	$1,125	$253	$3,915	$5,293	$117,417	$122,710	$-

Note 4 -  Foreclosed Assets

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

Note 5 – Preferred Stock

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

The preferred shares are non-voting, other than class voting rights on matters that could adversely affect the shares. The preferred shares are redeemable at any time, with Treasury, Federal Reserve and FDIC approval.  As part of the agreement, the Company adopted Treasury Department standards in regard to executive compensation limitations and corporate governance.

Note 6 – Basic and Diluted Income (Loss) Per Common Share

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

	Three Months Ended March 31,
	2011	2010
	(In Thousands, except
	per share data)

Net income (loss) available to common stockholders	$148	$(1)

Weighted average shares outstanding	1,788,262	1,788,262
Dilutive effect of potential common shares, stock options	-	-

Diluted weighted average common shares outstanding	1,788,262	1,788,262
Basic income (loss) per common share	$0.08	$(0.00)
Diluted income (loss) per common share	$0.08	$(0.00)

Stock options for 124,000 and 132,000 shares of common stock were not considered in computing diluted income
(loss) per common share for the three months ended March 31, 2011 and 2010, respectively because they were not dilutive.

Note 7 – Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $435 thousand of standby letters of credit outstanding as of March 31, 2011, of which $37 thousand were secured by collateral. The current amount of the liability as of March 31, 2011 for guarantees under standby letters of credit issued is not material.

Note 8 – Short-term and Long-term Borrowings

The Company has a $5,000,000 line of credit with Atlantic Central Bankers Bank (ACBB) for federal funds purchased.  $2,500,000 of the line of credit is unsecured and $2,500,000 of the line of credit is secured by securities held by ACBB in safekeeping. There were no balances outstanding under this line at March 31, 2011 or December 31, 2010.  The line of credit expires June 30, 2011.

As of March 31, 2011 and December 31, 2010, the Company had $5.0 million and $11.0 million in borrowings with the Federal Home Loan Bank of New York (FHLB) with a weighted average interest rate of 2.61% and 1.38%, respectively.

The FHLB borrowings at March 31, 2011 mature as follows:

(In Thousands)
2012	$2,000
2013	3,000
$5,000

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

Note 9 – Fair Value Measurements and Fair Value of Financial Instruments

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

The Company follows the provisions and guidance of FASB ASC 820 “Fair Value Measurements and Disclosures”. This guidance, which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, expands disclosures about fair value measurements and applies to other accounting pronouncements that require or permit fair value measurements. Fair value is defined as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 and December 31, 2010 are as follows:

		(Level 1)		(Level 3)
		Quoted Prices in	(Level 2)	Significant
		Active Markets for	Significant Other	Unobservable
	Total	Identical Assets	Observable Inputs	Inputs
	(In Thousands)
March 31, 2011
U.S Government agencies
and sponsored agencies	$11,751	$-	$11,751	$-
U.S Government sponsored
enterprises (GSEs) -
mortgage-backed securities	3,881	-	3,881	-
Other	469	-	469	-
	$16,101	$-	$16,101	$-

December 31, 2010:
U.S Government agencies
and sponsored agencies	$11,798	$-	$11,798	$-
U.S Government sponsored
enterprises (GSEs) -
mortgage-backed securities	4,443	-	4,443	-
Other	1,221	-	1,221	-
	$17,462	$-	$17,462	$-

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the period ended March 31, 2011.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 and December 31, 2010 are as follows:

		(Level 1)		(Level 3)
		Quoted Prices in	(Level 2)	Significant
	March 31,	Active Markets for	Significant Other	Unobservable
(In thousands)	2011	Identical Assets	Observable Inputs	Inputs

Impaired Loans	$4,168	$-	$-	$4,168

Foreclosed Assets	$799	$-	$-	$799

	December 31,
	2010

Impaired Loans	$4,214	$-	$-	$4,214

Foreclosed Assets	$799	$-	$-	$799

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s balance sheet. The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010:

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those loans on which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value at March 31, 2011 consists of the loan balances of $4.4 million net of a valuation allowance of $260 thousand. The fair value at December 31, 2010 consists of loan balances of $4.4 million net of a valuation allowance of $176 thousand.

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

The following table summarizes the carrying amount and fair value estimates of the Company’s financial instruments at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying or		Carrying or
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$4,608	$4,608	$1,447	$1,447
Time deposits in other banks	15,686	15,686	19,596	19,596
Securities available for sale	16,101	16,101	17,462	17,462
Loans receivable, net	121,767	121,798	121,030	121,407
Restricted investment in bank stock	520	520	790	790
Accrued interest receivable	636	636	631	631

Financial Liabilities:
Demand and savings deposits	107,191	107,191	110,161	110,161
Time deposits	33,194	32,923	26,238	26,094
Borrowings	5,000	5,007	11,000	11,036
Accrued interest payable	71	71	70	70

Off-Balance Financial Instruments:
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-

Note 10 - Contingencies

In the normal course of business, the Company is subject to various lawsuits involving matters generally incidental to its business.  Management is of the opinion that the ultimate liability, if any, resulting from any pending actions or proceedings will not have a material effect on the financial position or results of operations of the Company.

On December 14, 2009, Union Center National Bank ("UCNB") initiated an action in New Jersey Superior Court against the Bank seeking to require the Bank to repurchase UCNB's participation interest in a loan with a total principal amount of $6.9 million. UCNB holds 85.5072% of the loan. UCNB has also asserted a claim for negligent handling and administration of the loan. The Bank intends to continue vigorously defending this lawsuit, has filed an answer contesting liability and has asserted counterclaims against UCNB. UCNB filed a motion for summary judgment, which was denied without prejudice. UCNB has since filed another motion for summary judgment, which the Court stayed pending the parties' completion of discovery.  The parties have essentially completed discovery and the Bank is preparing a motion for summary judgment, which will be scheduled to be heard on June 10, 2011.  If necessary, the Bank is prepared to proceed to trial in this matter.

Note 11 – New Accounting Standards

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

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements which was effective for fiscal years after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted. The Company has adopted ASU 2009-16 and has included the required disclosures.

ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures. This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.

The amendments in this Update apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.

For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Company has adopted ASU 2010-20 and has included the required disclosures.

In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This update temporarily delays the effective date of additional disclosures relating to TDRs required by ASU 2010-20. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about TDRs for public entities and the guidance for determining what constitutes a TDR will then be coordinated. The update related to TDRs was issued April 2011 and is effective for interim and annual periods ending after June 15, 2011. The Company is continuing to evaluate this guidance, but does not expect the adoption to have a significant impact on our financial position or results of operations.

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which updates ASC 310. This updated clarifies which loan modifications constitute troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: 1) the restructuring constitutes a concession; 2) the debtor is experiencing financial difficulty. The update clarifies the guidance on a creditor’s evaluation of whether it has granted a concession to note that if a debtor does not otherwise have access to funds at a market rate for debt with similar characteristics as the restructured debt, the restructuring would be considered to be at a below-market rate, which may indicate that the creditor has granted a concession. Additionally, a temporary or permanent increase in the contractual interest rate as a result of a restructuring does not preclude the restructuring from being considered a concession because the new contractual interest rate on the restructured debt could still be below the market interest rate for new debt with similar characteristics. Furthermore, a restructuring that results in a delay in payment that is insignificant is not a concession. The update also clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty to note that a creditor may conclude that a debtor is experiencing financial difficulties, even though the debtor is not currently in payment default. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011. The Company is continuing to evaluate this guidance, but does not expect the adoption to have a significant impact on our financial position or results of operations, as we have already implemented these principles in our evaluations of TDRs.

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, which updates ASC 860, Transfers and Servicing. The ASU removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. Accordingly, upon the adoption of the ASU’s guidance, a transferor in a repurchase transaction is deemed to have effective control if the following three conditions in ASC 860-10-40-24 are met: 1) The financial assets to be repurchased or redeemed are the same or substantially the same as those transferred, 2) The agreement is to repurchase or redeem them before maturity, at a fixed or determinable price, and 3) The agreement is entered into contemporaneously with, or in contemplation of, the transfer. The guidance in the ASU is effective prospectively for transactions or modifications of existing transactions that occur on or after the first interim or annual period beginning on or after December 15, 2011. Early adoption is not permitted. The Company is continuing to evaluate this guidance, but does not expect the adoption to have a significant impact on our financial position or results of operations.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Highlands Bancorp, Inc. (the “Company”) and its consolidated subsidiary, Highlands State Bank (the “Bank”), as of March 31, 2011 and for the three   month periods ended March 31, 2011 and 2010. This discussion should be read in conjunction with the preceding financial statements and related footnotes, as well as with the audited financial statements and the accompanying notes for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC. Current performance does not guarantee and may not be indicative of similar performance in the future.

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in Note 1 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses, the determination of other-than-temporary impairment on securities, and the valuation of deferred tax assets.

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

No assurance can be given that the future results covered by forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact the Company’s operating results include, but are not limited to, those disclosed under the heading Risk Factors in the Company’s Annual Report on Form 10-K previously filed with the SEC and, in addition, (i) the effects of changing economic conditions in the Company's market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could impact the Company’s operations, and (v) other external developments which could materially affect the Company’s business and operations.

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

The Company’s assets declined $1.8 million from $164.2 million at December 31, 2010 to $162.4 million at March 31, 2011 due to maturities of time deposits in other banks of $3.9 million, and sales of investment securities which resulted in a decline in the investment portfolio of $1.4 million. Proceeds of these maturities and sales were used to fund loan portfolio growth during the quarter, used to pay down FHLB borrowings, and invested in federal funds sold for short term liquidity purposes. Net loans increased $737 thousand from December 31,2010 to $121.8 million, reflecting growth in commercial loans which was partially offset by home equity loan paydowns and payoffs.  Total deposits increased $4.0 million from $136.4 million at December 31, 2010 to $140.4 million at March 31, 2011. Increases in time deposits and money market account balances of $7.0 million and $2.0 million, respectively were partially offset by declines in savings and checking balances of $3.0 million and $2.5 million, respectively. Borrowings decreased $6.0 million from $11.0 million at December 31, 2010 to $5.0 million at March 31, 2011.

The Company reported its fourth profitable quarter of operations, earning net income of $227 thousand for the first quarter of 2011 compared to net income $78 thousand for the first quarter of 2010.  Net income available to common stockholders, reflecting the impact of dividends paid on the Company’s preferred stock issued to the Treasury for the first three months of 2011 was $148 thousand compared to a net loss available to common stockholders for the same period of 2010 of $1 thousand.

The cost of interest-bearing liabilities for the first quarter of 2011 decreased 38 basis points to 1.01% when compared to 1.39% for the first quarter of 2010, reflecting a general decline in rates paid on deposits. The largest declines were evident in the yields paid on time deposits, savings, and money market account balances as a result of management’s continued monitoring and response to the continued low interest rate environment. In addition, yields earned on interest-earning assets increased slightly for the first quarter of 2011 to 4.65%, from 4.63% for the same period of 2010. Loan portfolio yields increased 8 basis points to 5.54% for 2011, when compared to 5.46% for the first quarter of 2010. Yields on investment securities and short-term investments declined 125 basis points from 3.72% to 2.47%, and 81 basis points from 1.69% to .88%, respectively, for the first quarter of 2011 when compared to the first quarter of 2010 due to sales, calls and maturities of securities and declines in the rates paid on deposits with other banks. As a result, the net interest rate spread increased 38 basis points for the three months ended March 31, 2011 to 3.63%. The net interest margin also improved to 3.87% for the first quarter of 2011 from 3.53% for the first quarter period of 2010.

Comparison of Results of Operation for the Three Months Ended March 31, 2011 and 2010

Net Interest Income

Total interest income for the three months ended March 31, 2011 decreased $15 thousand as compared to the three months ended March 31, 2010 as a result of lower time deposit balances in other banks and sales of investment securities, partially offset by growth in the loan portfolio. Average earning assets were $160.0 million for the three months ended March 31, 2011 compared to $161.8 million for the three months ended March 31, 2010. The average balance of loans receivable increased to $123.7 million during the current quarter from $116.0 million in the year ago period. The yield on average earning assets was 4.65% for the first quarter of 2011 compared to 4.63% for the first quarter of 2010. The yield on the loan portfolio increased 8 basis points to 5.54% in the current quarter from 5.46% in the year ago period. This increase was partially offset by declines in other interest earning assets categories. The largest decline was in the investment securities portfolio, on which the yield declined to 2.47% in the three months ended March 31, 2011 from 3.72% in the prior year period, reflecting a lower yielding investment portfolio due to sales, calls and maturities.

Total interest expense for the three months ended March 31, 2010 decreased $135 thousand to $311 thousand as compared with $446 thousand for the three months ended March 31, 2010 as a result of decreases in rates paid on interest-bearing deposit account balances. Average interest bearing liabilities were $122.7 million for the three months ended March 31, 2011 compared to $128.6 million for the three months ended March 31, 2010, and reflected increases in money market, time deposit, and interest checking balances, offset by declines in savings account balances and borrowed funds. The yield on average interest bearing liabilities was 1.01% for the first quarter of 2011 compared to 1.39% for the first quarter of 2010. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the three months ended March 31, 2011 was $1.5 million compared to net interest income of $1.4 million for the three months ended March 31, 2010. The improvement in net interest income for 2011 is a result of growth in the loan portfolio and reduced cost of funds associated with decline in interest rates paid on deposits. The Company’s net interest margin for the three months ended March 31, 2011 increased 34 basis points to 3.87% from 3.53% for the three months ended March 31, 2010.

The table below sets forth average balances and corresponding yields for the three month periods ended March 31, 2011 and March 31, 2010:

Average Balances, Interest Income and Interest Expense, and Rates
	2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans receivable	$123,742	$1,713	5.54%	$116,047	$1,584	5.46%
Securities available for sale	16,697	103	2.47%	19,016	177	3.72%
Federal funds sold	2,025	1	0.20%	1,191	1	0.34%
Deposits with other banks	17,527	42	0.96%	25,526	112	1.76%
Total interest-earning assets	159,991	1,859	4.65%	161,780	1,874	4.63%

Non-interest earning assets	4,882			4,316

TOTAL ASSETS	$164,873			$166,096

Interest-bearing liabilities:
Demand, interest-bearing	$7,244	$10	0.55%	$4,144	$8	0.77%
Money market and savings	76,125	126	0.66%	86,967	231	1.06%
Time deposits	32,423	139	1.71%	28,832	163	2.26%
Borrowed funds	6,863	36	2.10%	8,609	44	2.04%
Total interest-bearing liabilities	122,655	311	1.01%	128,552	446	1.39%

Non-interest bearing liabilities:
Demand, non-interest bearing deposits	25,555			19,885
Other liabilities	487			675

Shareholders' equity	16,176			16,984

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$164,873			$166,096

Net interest income/rate spread		$1,548	3.63%		$1,428	3.25%

Net interest margin			3.87%			3.53%

Provision for Loan Losses

For the three months ended March 31, 2011, management has provided a provision for loan losses of $51 thousand, compared to $193 thousand for the three months ended March 31, 2010, due to stabilization in the level of non-performing assets. The decrease in the provision also reflects management’s view of the risks inherent in the portfolio in the current economic environment. At March 31, 2011, the allowance for loan losses of $1.7 million represented 1.40% of total outstanding loans, while the allowance represented 1.38% of total outstanding loans at December 31, 2010. Based principally on economic conditions, asset quality, and loan-loss experience including that of comparable institutions in the Company’s market area, the allowance is believed to be adequate. The Company has not participated in any sub-prime lending activity. During the first quarter of 2011, the Company charged off two home equity loans totaling $73 thousand. Recoveries of previously charged off loans totaled $64 thousand for the first quarter of 2011, compared to $5 thousand for the same period in 2010.

Non-interest Income

Total non-interest income was $138 thousand for the three month period ended March 31, 2011 compared to $107 thousand for the same period in 2010. The increase for 2011 is primarily due to gains on the sale of investment securities during the first quarter of 2011 of $38 thousand, partially offset by lower wire transfer, insufficient fund, and business service charge fee income.

Non-interest Expense

Non-interest expenses increased $144 thousand or 11.4% from $1.3 million for the three months ended March 31, 2010 to $1.4 million for the three month period ended March 31, 2011. The increase is due to increased employee salary and benefits costs of $17 thousand due to additions made to staff, higher legal and consulting fees of $51 thousand relating to problem loan workouts, increased mainframe data processing costs of $21 thousand, and higher other expenses of $81 thousand relating to other real estate owned, loan collection, and taxes. These increases were partially offset by lower occupancy and equipment charges of $21 thousand resulting from reduced depreciation charges, and lower advertising and promotional costs of $6 thousand.

Income Taxes

There was no provision for income taxes for the three months ended March 31, 2011 due to the utilization of previously unrecognized tax benefits related to the Company’s net operating loss carryforwards. There was no provision for income taxes for the three months ended March 31, 2010 due to the net operating losses incurred by the Company since inception.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2011 increased $3.2 million or 218.4% to $4.6 million, from $1.4 million at December 31, 2010, as a result of higher overnight federal funds sold due to increased ending cash clearings and proceeds from the maturities of time deposits in other banks and sales of investment securities. Some of these proceeds were used to fund growth in the Company’s loan portfolio during the first quarter of 2011, and reduction in the Company’s outstanding debt, and the remaining excess cash balance was held in short term liquid investments for future loan fundings and other short-term cash needs.

Time Deposits in Other Banks

Time deposits in other banks decreased $3.9 million, or 20.0% from $19.6 million at December 31, 2010 to $15.7 million at March 31, 2011. This decline from the prior year-end is the result of maturities and rolloffs of the Company’s investments in higher-yielding alternatives to short term overnight sales of federal funds. These time deposits had original maturities of one year or less.

Securities

The Company’s securities portfolio continues to be classified, in its entirety, as “available for sale.”  Management believes that a portfolio classification of available for sale allows greater flexibility in managing the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide a return on investment while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. agency securities, mortgage-backed securities issued by FHLMC or FNMA, and corporate bonds. The Company holds no derivatives as of March 31, 2011.

Total securities at March 31, 2011 were $16.1 million compared to securities of $17.5 million at December 31, 2010. During the first quarter of 2011 the Company sold most of its investments in corporate securities and preferred stock investment in large financial corporations which resulted in realized gains of $38 thousand. The carrying value of the securities portfolio as of March 31, 2011 includes a net unrealized gain of $207 thousand, which is recorded as accumulated other comprehensive income in stockholders’ equity. This compares to a net unrealized gain of $258 thousand at December 31, 2010. No securities are deemed to be other than temporarily impaired. The decline in the investment securities portfolio reflects sales, maturities, calls and principal payments received during this period exceeding purchases, as the Company used part of the excess liquidity to fund growth in the loan portfolio, reduction of the Company’s outstanding debt and for funding future loan and cash needs.

Restricted Investment in Bank Stock

Restricted investment in bank stock as of March 31, 2011 was $520 thousand, decreasing $270 thousand or 34.2% from $790 thousand at December 31, 2010. This balance is comprised of capital stock of correspondent banks and the Federal Home Loan Bank, and fluctuates primarily due to activity-based requirements related to outstanding borrowings with the Federal Home Loan Bank.

Loans

The loan portfolio comprises the largest component of the Company’s earning assets. All of the Company’s loans are to domestic borrowers. Total loans, net of the allowance, increased $737 thousand to $121.8 million at March 31, 2011 from $121.0 million at December 31, 2010. The loan to deposit ratio declined from 88.7% at December 31, 2010 to 86.7% at March 31, 2011, reflecting stronger deposit growth as compared to loans, as prolonged overall economic uncertainties continue to result in caution in borrowing activities. The Company’s loan portfolio at March 31, 2011 was comprised of consumer loans of $40.4 million, an increase of $1.3 million from December 31, 2010, and commercial loans of $83.1 million, a decrease of $515 thousand from December 31, 2010, before the allowance for loan losses. The increase in consumer loans is primarily the result of residential real estate originations, and the decrease in commercial loans is due to declines in construction loan balances. The Company has not originated, nor does it intend to originate, sub-prime mortgage loans.

Allowance for Loan Losses and Credit Quality

The allowance for loan losses increased $42 thousand to $1.7 million at March 31, 2011 from December 31, 2010. At March 31, 2011 and December 31, 2010, the allowance for loan losses represented 1.40% and 1.38% respectively of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of comparable institutions in the Company’s market area, management believes the allowance is adequate to absorb reasonably anticipated losses.

At March 31, 2011 Company had fifteen non-accrual loans totaling $4.1 million. There were no loans past due greater than 90 days and still accruing, and one restructured loan of $827 thousand. At December 31, 2010, the Company had sixteen non-accrual loans of $4.1 million,  no loans greater than 90 days past due and still accruing interest, and one restructured loan of $827 thousand. The Company had two commercial properties in the amount of $799 thousand classified as other real estate owned at March 31, 2011 and December 31, 2010. The effects of poor market conditions, sluggish property sales, and continued economic weakness in the real estate sector resulted in the flat level of non-accrual loan balances. The balance of non-accrual loans at March 31, 2011 includes two construction loans with a combined balance of $1.8 million. Both loans are currently in foreclosure. One of the construction loans with a balance of $1.4 million is being restructured and is expected to continue to completion after the restructure is complete. The Company will have complete control of the disbursements and cash flow of this project going forward. The most recent appraisal of this property indicates sufficient equity without any completed construction to satisfy the loan balance. The other construction loan has a balance of $387 thousand and has been substantially written down to the fair value of the collateral. At March 31, 2011, three non- accrual commercial real estate loans totaling $1.3 million are also working through the foreclosure process. This process is expected to be completed in the first half of 2011. The Company expects to liquidate these properties in the second half of 2011. Included in this $1.3 million loan balance, is a loan of $316 thousand. This loan has a 90% USDA guarantee. Management believes these construction and commercial real estate loans are adequately collateralized by the values of the properties. Management is also encouraged to see what we believe is a stabilization in the local commercial real estate market.

The commercial non-accrual loan balance at March 31, 2011 consists of five loans with a balance of $495 thousand. Of these five loans, two bear a 90% guarantee from the USDA totaling $315 thousand. Also at March 31, 2011 there are two home equity loans with a balance of $156 thousand, and two residential first mortgages with combined balances of $350 thousand. The two residential first mortgages loans are well secured, with one having an LTV of 23% and the other having mortgage insurance.

During 2010, other real estate owned increased by $799 thousand.  The Bank acquired two properties during the year: one through the foreclosure process and the other through a deed in lieu of foreclosure. One property is fully leased and producing income that offsets expenses, and this property is expected to be sold in the first half of 2011. The other property consists of two commercial industrial buildings on the same lot located in an unfinished industrial park. This property is being actively marketed for sale.

At March 31, 2011 there was no change in the level of impaired loans of $4.4 million from December 31, 2010. Impaired loans requiring a specific allowance for loan loss were $4.4 million at March 31, 2011 compared to $4.4 million at December 31, 2010. The allowance for loan losses on the impaired loans was $260 thousand and $176 thousand at March 31, 2011 and December 31, 2010, respectively. The Company took partial chargedowns on impaired loans through December 31, 2010 of $805 thousand as management recognized that collateral asset values on impaired loans had experienced added deterioration and has made the necessary adjustments to increase the specific allowances on such loans.

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

Premises and Equipment

Bank premises and equipment, net of accumulated depreciation, decreased $57 thousand from December 31, 2010 to March 31, 2011. This decrease is due to depreciation expense on existing premises and equipment.

Deposits

Total deposits at March 31, 2011 increased $4.0 million to $140.4 million from $136.4 million at December 31, 2010. Savings deposits and non-interest bearing demand deposits decreased by $3.0 million, and $2.5 million, respectively offset by growth in time deposits, money market, and interest checking of $7.0 million, $2.0 million, and $530 thousand, respectively.  Part of the growth in time deposit balances is due to short-term brokered funds of $5.0 million which were obtained during January 2011. The decline in savings deposits is attributed to decreases made to the savings rate paid in 2010, which caused a migration of deposits to higher paying money market accounts.

Borrowed Funds

Borrowings at March 31, 2011 declined $6.0 million to $5.0 million from $11.0 million at December 31, 2010, as maturing short term FHLB advances were paid off. These advances were collateralized by restricted investments in FHLB bank stock, U.S. Government sponsored agency securities, and mortgage backed securities.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $4.6 million at March 31, 2011, compared to $1.4 million at December 31, 2010.

Additional liquidity sources include maturities of time deposits in other banks, and principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital. At March 31, 2011, the Company had $15.7 million of time deposits with other banks that had maturities of less than twelve months, and $16.1 million of available for sale securities. Securities with carrying values of approximately $15.1 million at March 31, 2011 were pledged as collateral to secure borrowings, public deposits, and for other purposes required or permitted by law. The Company also has borrowing capacity with the Federal Home Loan Bank of New York and a line of credit with Atlantic Central Bankers Bank as discussed in Note 8 of this filing.

Contractual Obligations

The Company currently leases its main banking office at 310 Route 94 in Vernon, New Jersey and each of its two branch locations at 351 Union Boulevard in Totowa, New Jersey and 351 Sparta Avenue in Sparta, New Jersey. These leases expire in 2016, 2012, and 2014 for each office, respectively.

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist mainly of unfunded loans and lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $32.3 million at March 31, 2011. The Company also has letters of credit outstanding of $435 thousand at March 31, 2011. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $16.2 million as of March 31, 2011, representing a net increase of $104 thousand from December 31, 2010. The increase in capital was a result of the earnings of $227 thousand for the three months ended March 31, 2011 reduced by preferred stock dividends and accretion of $72 thousand and $7 thousand, respectively, partially reduced by a decline in the net holding gain on available for sale securities of $51 thousand.

The following table provides a comparison of the Bank’s regulatory capital ratios. Since the Company has less than $500 million in consolidated assets, it is not subject to regulatory capital requirements:

	March 31,	December 31,
(In Thousands except for ratios)	2011	2010
Tier I, common stockholders' equity	$15,201	$15,045
Tier II, allowable portion of allowance for loan losses	1,679	1,693
Total capital	$16,880	$16,738

Total risk-based capital	12.6%	12.2%
Tier I risk-based capital	11.3%	11.0%
Tier I leverage capital	9.3%	9.1%

At March 31, 2011, the Bank exceeded the minimum regulatory capital requirements necessary to be considered a “well capitalized” financial institution under applicable federal banking regulations.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

 In the normal course of business activities, the Company is exposed to market risk, principally interest rate risk. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments. The Asset/Liability Committee, as a function of the Board of Directors, is responsible for managing the rate sensitivity position, using Board approved policies and procedures. No material changes in the market risk strategy occurred during the current period. A detailed discussion of interest rate risk is provided in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended March 31, 2011, including any corrective actions with regard to significant deficiencies and material weakness.

Part II - Other Information

Item 1 - Legal Proceedings

The Company is an occasional party to legal actions arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect the Company’s operations or financial position.

On December 14, 2009, Union Center National Bank ("UCNB") initiated an action in New Jersey Superior Court against the Bank seeking to require the Bank to repurchase UCNB's participation interest in a loan with a total principal amount of $6.9 million. UCNB holds 85.5072% of the loan. UCNB has also asserted a claim for negligent handling and administration of the loan. The Bank intends to continue vigorously defending this lawsuit, has filed an answer contesting liability and has asserted counterclaims against UCNB. UCNB filed a motion for summary judgment, which was denied without prejudice. UCNB has since filed another motion for summary judgment, which the Court stayed pending the parties' completion of discovery.  The parties have essentially completed discovery and the Bank is preparing a motion for summary judgment, which will be scheduled to be heard on June 10, 2011.  If necessary, the Bank is prepared to proceed to trial in this matter.

Item 1A - Risk Factors

Not Applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3 - Defaults Upon Senior Securities

Not Applicable.

Item 4 – (Removed and Reserved)

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

HIGHLANDS BANCORP, INC.

Date: May 12, 2011
By: /s/ George E. Irwin
George E. Irwin
President and Chief Executive Officer

Date: May 12, 2011	By: /s/ Eileen D. Piersa
Eileen D. Piersa
Chief Financial Officer