Form 10-Q
period 2011-06-30
HIGHLANDS BANCORP, INC.
filed 2011-08-11
CIK 1494186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2011

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To

Commission file number: 000-54110

Highlands Bancorp, Inc.
(Exact name of registrant as specified in its charter)

New Jersey	27-1954096
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

310 Route 94, Vernon, New Jersey 07462
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code	973-764-3200

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of August 8, 2011 there were 1,788,262 shares of the registrant’s common stock, no par value outstanding.

Highlands Bancorp, Inc.

Part 1. CONSOLIDATED FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

HIGHLANDS BANCORP, INC.
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2011	2010
	(In Thousands, except share and per share data)
ASSETS
Cash and due from banks	$2,371	$1,225
Interest bearing deposits in other banks	111	30
Federal funds sold	5,613	192

Cash and Cash Equivalents	8,095	1,447

Time deposits in other banks	10,298	19,596
Securities available for sale	13,082	17,462
Restricted investment in bank stock	533	790
Loans receivable, net of allowance for loan losses of $1,813 and
$1,693, respectively	127,645	121,030
Premises and equipment, net	808	899
Goodwill	804	804
Accrued interest receivable	685	631
Foreclosed assets	658	799
Other assets	708	775

Total Assets	$163,316	$164,233

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	$25,389	$26,293
Interest-bearing	115,660	110,106
Total Deposits	141,049	136,399

Borrowings	5,000	11,000
Accrued interest payable	64	70
Other liabilities	815	657

Total Liabilities	146,928	148,126

Stockholders' Equity
Preferred stock, Series A, liquidation preference of $1,000 per share,	5,517	5,501
5,450 shares issued and outstanding; Warrant Preferred stock
Series B liquidation preference of $1,000 per share, 155 shares issued and outstanding.
Common stock, no par value; authorized 10,000,000 shares; issued and
outstanding 1,788,262 shares	15,972	15,972
Accumulated deficit	(5,322)	(5,624)
Accumulated other comprehensive income	221	258

Total Stockholders' Equity	16,388	16,107

Total Liabilities and Stockholders' Equity	$163,316	$164,233

See Notes to Unaudited Consolidated Financial Statements.

HIGHLANDS BANCORP, INC.
Consolidated Statements of Operations (Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Thousands
	except share and per share data)
Interest income:
Loans	$1,763	$1,613	$3,476	$3,197
Securities	69	182	172	359
Federal funds sold	-	1	1	2
Other interest-earning assets	34	96	76	208
Total interest income	1,866	1,892	3,725	3,766

Interest expense:
Deposits	267	387	542	789
Borrowings	33	37	69	81
Total interest expense	300	424	611	870

Net Interest Income	1,566	1,468	3,114	2,896
Provision for loan losses	76	244	127	437

Net interest income after provision for loan losses	1,490	1,224	2,987	2,459

Non-interest income
Fees and service charges	90	86	177	184
Gain on sale of investment securities	7	87	45	87
Loss on sale of foreclosed assets	(11)	-	(11)	-
Other income	16	11	29	20
Total non-interest income	102	184	240	291

Non-interest expenses
Salaries and employee benefits	594	548	1,179	1,116
Occupancy and equipment	223	234	446	478
Professional fees	188	145	336	242
Advertising and promotion	18	21	42	51
Data processing	136	125	285	253
FDIC insurance premium	77	74	152	148
Other	122	137	326	260
Total non-interest expense	1,358	1,284	2,766	2,548

Net income	$234	$124	$461	$202
Preferred stock dividends and accretion	(80)	(80)	(159)	(159)
Net income available to common stockholders	$154	$44	$302	$43

Net income per common share
Basic and diluted	$0.09	$0.02	$0.17	$0.02

Weighted average common shares outstanding
Basic and diluted	1,788,262	1,788,262	1,788,262	1,788,262

See Notes to Unaudited Consolidated Financial Statements.

HIGHLANDS BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in Thousands)

Net income	$234	$124	$461	$202
Comprehensive income:
Net change in unrealized gain on
securities available for sale	21	129	8	340
Reclassification adjustment for net
gains included in net income	(7)	(87)	(45)	(87)
	14	42	(37)	253
Total comprehensive income	$248	$166	$424	$455

See Notes to Unaudited Consolidated Financial Statements.

HIGHLANDS BANCORP, INC.
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2011	2010
	(In Thousands)
Cash flows from operating activities:
Net income	$461	$202
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation of premises and equipment	122	175
Amortization and accretion, net	73	24
Gain on sale of available for sale securities	(45)	(87)
Provision for loan losses	127	437
Loss on sale of foreclosed assets	11	-
(Increase) decrease in interest receivable	(54)	15
Decrease in other assets	67	19
Decrease in accrued interest payable	(6)	(37)
Increase in other liabilities	158	139
Net cash provided by operating activities	914	887

Cash flows from investing activities:
Purchases of time deposits	(1,148)	(11,572)
Principal repayments on time deposits	10,446	10,208
Proceeds from sales of securities available for sale	1,117	1,330
Proceeds from maturities, calls and prepayments of securities available for sale	3,183	587
Net increase in loans receivable	(7,013)	(1,839)
Purchases of restricted stock	(193)	(677)
Redemption of restricted stock	450	611
Purchases of premises and equipment	(27)	(27)
Proceeds from the sale of foreclosed assets	412	-
Net cash provided by (used in) investing activities	7,227	(1,379)

Cash flows from financing activities:
Net increase in deposits	4,650	556
(Decrease) increase in short term borrowings	(6,000)	23,600
Repayment of long term borrowings	-	(23,100)
Cash dividends paid on preferred stock	(143)	(143)
Net cash provided by (used in) financing activities	(1,493)	913

Net increase in cash and cash equivalents	6,648	421
Cash and cash equivalents-beginning	1,447	3,298
Cash and cash equivalents-ending	$8,095	$3,719

Supplemental information:
Cash paid during the period for interest	$617	$907

Supplemental schedule of Non-cash Investing Activities:
Foreclosed real estate acquired in settlement of loan	$282	$-

See Notes to Unaudited Consolidated Financial Statements.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (US GAAP) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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

Note 2 – Securities Available for Sale

The amortized cost, gross unrealized gains and losses, estimated fair value, and maturities of securities available for sale at June 30, 2011 and December 31, 2010 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
June 30, 2011
U.S Government agencies and sponsored agencies
Due within one year	$1,000	$1	$-	$1,001
Due after one but within five years	5,033	70	-	5,103
Due after five but within ten years	1,014	-	-	1,014
Due after ten years	2,068	49	-	2,117
U.S Government sponsored enterprises
(GSEs)-mortgage-backed securities	3,421	105	16	3,510
Other
Due after five but within ten years	204	5	-	209
Due after ten years	121	7	-	128

	$12,861	$237	$16	$13,082

December 31, 2010
U.S Government agencies and sponsored agencies
Due within one year	$1,002	$5	$-	$1,007
Due after one but within five years	6,548	82	-	6,630
Due after five but within ten years	1,022	-	7	1,015
Due after ten years	3,108	39	-	3,147
U.S Government sponsored enterprises
(GSEs)-mortgage-backed securities	4,340	119	16	4,443
Other
Due after five but within ten years	244	7		251
Due after ten years	940	34	5	969

	$17,204	$286	$28	$17,462

The table below shows the Company’s securities, their gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
June 30, 2011
U.S Government sponsored
enterprises (GSEs) -
mortgage-backed securities	$800	$16	$-	$-	$800	$16
	$800	$16	$-	$-	$800	$16

December 31, 2010
U.S Government agencies
and sponsored agencies	$1,015	$7	$-	$-	$1,015	$7
U.S Government sponsored
enterprises (GSEs) -
mortgage-backed securities	1,252	16	-	-	1,252	16
Other	102	5	-	-	102	5
	$2,369	$28	$-	$-	$2,369	$28

At June 30, 2011, the Company had 1 security in an unrealized loss position.  The unrealized loss on one U.S. Government sponsored enterprises mortgage-backed security is due to interest rate fluctuations. Management concluded that this security was not other-than-temporarily impaired at June 30, 2011.

Note 3 – Loans Receivable and Credit Quality Disclosures

The composition of loans receivable at June 30, 2011 and December 31, 2010 is as follows:

	June 30,	December 31,
(In Thousands)	2011	2010
Commercial	$16,771	$17,481
Commercial real estate	71,853	61,223
Construction	5,528	5,020
Residential real estate	10,444	11,846
Home equity	24,568	26,909
Consumer	291	231
Total Loans	129,455	122,710

Allowance for loan losses	(1,813)	(1,693)
Net deferred loan costs	3	13
	(1,810)	(1,680)
	$127,645	$121,030

The following table summarizes information in regards to the allowance for loan losses and the recorded investment in loans receivable as of June 30, 2011 and the activity in the allowance for loan losses for the three and six months ended June 30, 2011:

(In Thousands)	Commercial	Commercial Real Estate	Commercial Construction	Residental	Home Equity	Consumer - Other	Unallocated	Total
Allowance for credit
losses:
Beginning Balance 3/31/11	$557	$702	$228	$48	$192	$8	$-	$1,735
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	2	-	-	2
Provisions	(95)	154	8	4	3	-	2	76
Ending balance 6/30/11	$462	$856	$236	$52	$197	$8	$2	$1,813

Allowance for credit
losses:
Beginning Balance 1/1/11	$483	$717	$207	$49	$231	$6	$-	$1,693
Charge-offs	-	-	-	-	(73)	-	-	(73)
Recoveries	60	-	-	-	4	2	-	66
Provisions	(81)	139	29	3	35		2	127
Ending balance 6/30/11	$462	$856	$236	$52	$197	$8	$2	$1,813
Ending balance: individually evaluated for impairment	$19	$71	$177	$-	$-	$-	$-	$267
Ending balance: collectively evaluted for impairment	$443	$785	$59	$52	$197	$8	$2	$1,546
Ending balance: loans aquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Financing receivables:
Ending balance	$16,771	$71,853	$5,528	$10,444	$24,568	$291		$129,455
Ending balance: individually evaluted for impairment	$478	$1,887	$1,975	$-	$-	$-		$4,340
Ending balance: collectively evaluated for impairment	$16,293	$69,966	$3,553	$10,444	$24,568	$291		$125,115
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-		$-

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2011 and December 31, 2010:

(In Thousands)	Commercial	Commercial	Commercial Real Estate	Commercial Real Estate	Commercial Construction	Commercial Construction
	6/30/2011	12/31/2010	6/30/2011	12/31/2010	6/30/2011	12/31/2010
Pass	16,159	16,815	$69,502	$57,492	3,553	3,247
Special Mention	134	209	464	1,571	-	-
Substandard	478	457	1,887	2,160	1,975	1,773
Doubtful	-	-	-	-	-	-
Total	16,771	17,481	$71,853	$61,223	$5,528	$5,020

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

(In Thousands)	Residential Mortgage Loans	Residential Mortgage Loans	Home Equity Loans	Home Equity Loans	Consumer	Consumer
	6/30/2011	12/31/2010	6/30/2011	12/31/2010	6/30/2011	12/31/2010
Performing	$10,094	$11,496	$24,412	$26,679	$291	$231
Nonperforming	350	350	156	230	-	-
Total	$10,444	$11,846	$24,568	$26,909	$291	$231

The following table summarizes information in regards to impaired loans by loan portfolio class as of June 30, 2011 and December 31, 2010:

June 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-
Commercial construction	-	-	-	-	-

With an allowance recorded:
Commercial	$478	$482	$19	$476	$-
Commercial real estate	1,887	1,893	71	2,062	-
Commercial construction	1,975	2,771	177	1,848	-

Total:
Commercial	$478	$482	$19	$476	$-
Commercial real estate	1,887	1,893	71	2,062	-
Commercial construction	1,975	2,771	177	1,848	-

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2010	(In Thousands)
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-
Commercial construction	-	-	-	-	-

With an allowance recorded:
Commercial	$457	$459	$13	$427	$2
Commercial real estate	2,160	2,166	45	1,745	26
Commercial construction	1,773	2,569	118	2,478	-

Total:
Commercial	$457	$459	$13	$427	$2
Commercial real estate	2,160	2,166	45	1,745	26
Commercial construction	1,773	2,569	118	2,478	-

The following table presents non-accrual loans by classes of the loan portfolio as of June 30, 2011 and December 31, 2010:

	06/30/11	12/31/10
	(In Thousands)
Commercial	$478	$457
Commercial real estate	1,061	1,334
Commercial construction	1,975	1,773
Residential mortgage	350	350
Home equity	156	230
Consumer, other	-	-
	$4,020	$4,144

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2011 and December 31, 2010:

June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Commercial	$78	$-	$437	$515	$16,256	$16,771	$-
Commercial real estate	245	1,539	1,061	2,845	69,008	71,853	-
Commercial construction	-	-	1,773	1,773	3,755	5,528	-
Residential real estate	-	-	350	350	10,094	10,444	-
Home Equity	228	499	156	883	23,685	24,568	-
Consumer other	-	-	-	-	291	291	-

Total	$551	$2,038	$3,777	$6,366	$123,089	$129,455	$-

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Commercial	$22	$43	$437	$502	$16,979	$17,481	$-
Commercial real estate	1,101	-	1,334	2,435	58,788	61,223	-
Commercial construction	-	-	1,773	1,773	3,247	5,020	-
Residential real estate	-	210	141	351	11,495	11,846	-
Home Equity	-	-	230	230	26,679	26,909	-
Consumer other	2	-	-	2	229	231	-

Total	$1,125	$253	$3,915	$5,293	$117,417	$122,710	$-

Note 4 – Foreclosed Assets

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

Note 6 – Basic and Diluted Income Per Common Share

Basic income per common share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period, as adjusted for stock dividends and splits. Diluted income per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands, except
	per share data)

Net income available to common stockholders	$154	$44	$302	$43

Weighted average shares outstanding	1,788,262	1,788,262	1,788,262	1,788,262
Dilutive effect of potential common shares, stock options	-	-	-	-

Diluted weighted average common shares outstanding	1,788,262	1,788,262	1,788,262	1,788,262
Basic income per common share	$0.09	$0.02	$0.17	$0.02
Diluted income per common share	$0.09	$0.02	$0.17	$0.02

Stock options for 124,000 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2011 and 2010, respectively because they were not dilutive.

Note 7 – Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $62 thousand of standby letters of credit outstanding as of June 30, 2011, of which $37 thousand were secured by collateral. The current amount of the liability as of June 30, 2011 for guarantees under standby letters of credit issued is not material.

Note 8 – Short-term and Long-term Borrowings

The Company has a $5,000,000 line of credit with Atlantic Central Bankers Bank (ACBB) for federal funds purchased.  $2,500,000 of the line of credit is unsecured and $2,500,000 of the line of credit is secured by securities held by ACBB in safekeeping. There were no balances outstanding under this line at June 30, 2011 or December 31, 2010.  The line of credit expires June 30, 2012.

As of June 30, 2011 and December 31, 2010, the Company had $5.0 million and $11.0 million in borrowings with the Federal Home Loan Bank of New York (FHLB) with a weighted average interest rate of 2.61% and 1.38%, respectively.

The FHLB borrowings at June 30, 2011 mature as follows:

(In Thousands)
2012	$2,000
2013	3,000
$5,000

A $2,000,000 advance maturing in 2013 contains a convertible option which allows the FHLB at quarterly intervals commencing after each conversion date, to convert the fixed convertible advance into replacement funding for the same or lesser principal based on any advance then offered by the FHLB at its then current market rate. The Company has the option to repay this advance, if converted, without penalty.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and December 31, 2010 are as follows:

		(Level 1)		(Level 3)
		Quoted Prices in	(Level 2)	Significant
		Active Markets for	Significant Other	Unobservable
	Total	Identical Assets	Observable Inputs	Inputs
Securities Available for Sale:	(In Thousands)
June 30, 2011:
U.S Government agencies
and sponsored agencies	$9,235	$-	$9,235	$-
U.S Government sponsored
enterprises (GSEs) -
mortgage-backed securities	3,510	-	3,510	-
Other	337	-	337	-
	$13,082	$-	$13,082	$-

Securities Available for Sale:
December 31, 2010:
U.S Government agencies
and sponsored agencies	$11,799	$-	$11,799	$-
U.S Government sponsored
enterprises (GSEs) -
mortgage-backed securities	4,443	-	4,443	-
Other	1,220	-	1,220	-
	$17,462	$-	$17,462	$-

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the six months ended June 30, 2011.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and December 31, 2010 are as follows:

		(Level 1)		(Level 3)
		Quoted Prices in	(Level 2)	Significant
	June 30,	Active Markets for	Significant Other	Unobservable
(In thousands)	2011	Identical Assets	Observable Inputs	Inputs

Impaired Loans	$4,073	$-	$-	$4,073

Foreclosed Assets	$658	$-	$-	$658

	December 31,
	2010

Impaired Loans	$4,214	$-	$-	$4,214

Foreclosed Assets	$799	$-	$-	$799

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s balance sheet. The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010:

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those loans on which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value at June 30, 2011 consists of the loan balances of $4.3 million net of a valuation allowance of $267 thousand. The fair value at December 31, 2010 consists of loan balances of $4.4 million net of a valuation allowance of $176 thousand.

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

The following table summarizes the carrying amount and fair value estimates of the Company’s financial instruments at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying or		Carrying or
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$8,095	$8,095	$1,447	$1,447
Time deposits in other banks	10,298	10,298	19,596	19,596
Securities available for sale	13,082	13,082	17,462	17,462
Loans receivable, net	127,645	130,003	121,030	121,407
Restricted investment in bank stock	533	533	790	790
Accrued interest receivable	685	685	631	631

Financial Liabilities:
Demand and savings deposits	103,878	103,878	110,161	110,161
Time deposits	37,171	36,926	26,238	26,094
Borrowings	5,000	5,058	11,000	11,036
Accrued interest payable	64	64	70	70

Off-Balance Financial Instruments:
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-

Note 10 – Contingencies

In the normal course of business, the Company is subject to various lawsuits involving matters generally incidental to its business.  Management is of the opinion that the ultimate liability, if any, resulting from any pending actions or proceedings will not have a material effect on the financial position or results of operations of the Company.

On December 14, 2009, Union Center National Bank ("UCNB") initiated an action in New Jersey Superior Court against the Bank seeking to require the Bank to repurchase UCNB's participation interest in a loan with a total principal amount of $6.9 million. UCNB holds 85.5072% of the loan. UCNB has also asserted a claim for negligent handling and administration of the loan. The Bank intends to continue vigorously defending this lawsuit, has filed an answer contesting liability and has asserted counterclaims against UCNB. UCNB filed a motion for summary judgment, which was denied without prejudice. UCNB has since filed another motion for summary judgment, which the Court stayed pending the parties' completion of discovery.  The parties have completed discovery and Highlands has filed its own motion for summary judgment, seeking the dismissal of UCNB's claims.  Highlands anticipates that the competing summary judgment motions will be heard during the 3rd quarter 2011.  If necessary, the bank is prepared to proceed to trial in this matter.

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

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which updates ASC 310. This updated clarifies which loan modifications constitute troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: 1) the restructuring constitutes a concession; and 2) the debtor is experiencing financial difficulty. The update clarifies the guidance on a creditor’s evaluation of whether it has granted a concession to note that if a debtor does not otherwise have access to funds at a market rate for debt with similar characteristics as the restructured debt, the restructuring would be considered to be at a below-market rate, which may indicate that the creditor has granted a concession. Additionally, a temporary or permanent increase in the contractual interest rate as a result of a restructuring does not preclude the restructuring from being considered a concession because the new contractual interest rate on the restructured debt could still be below the market interest rate for new debt with similar characteristics. Furthermore, a restructuring that results in a delay in payment that is insignificant is not a concession. The update also clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty to note that a creditor may conclude that a debtor is experiencing financial difficulties, even though the debtor is not currently in payment default. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011. The Company is continuing to evaluate this guidance, but does not expect the adoption to have a significant impact on our financial position or results of operations, as we have already implemented these principles in our evaluations of TDRs.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The Update clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The Update also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The Update also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this Update is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not anticipate the adoption of this update will impact its financial condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  The provisions of this update amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The Update prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this Update are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities.  As the two remaining options for presentation existed prior to the issuance of this Update, early adoption is permitted.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Highlands Bancorp, Inc. (the “Company”) and its consolidated subsidiary, Highlands State Bank (the “Bank”), as of June 30, 2011 and for the three and six month periods ended June 30, 2011 and 2010. This discussion should be read in conjunction with the preceding financial statements and related footnotes, as well as with the audited financial statements and the accompanying notes for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

The Company’s assets declined $917 thousand from $164.2 million at December 31, 2010 to $163.3 million at June 30, 2011 due to net maturities of time deposits in other banks of $9.3 million, and calls, maturities and sales of investment securities, which were used to fund loan portfolio growth, to pay down FHLB borrowings and to invest in federal funds sold for short-term liquidity purposes. As a result, we experienced a decline in the investment portfolio of $4.4 million. Net loans increased $6.6 million from December 31, 2010 to $127.6 million, reflecting growth in commercial real estate and construction loans, partially offset by home equity, residential and commercial loan paydowns and payoffs.  Total deposits increased $4.6 million from $136.4 million at December 31, 2010 to $141.0 million at June 30, 2011. Increases in time deposits and money market account balances of $10.9 million and $1.3 million, respectively were partially offset by declines in savings and checking balances of $7.0 million and $904 thousand, respectively. Borrowings decreased $6.0 million from $11.0 million at December 31, 2010 to $5.0 million at June 30, 2011 as excess liquidity was also used to pay down FHLB borrowings.

The Company had net income of $234 thousand for the second quarter of 2011 compared to net income $124 thousand for the second quarter of 2010.  Net income available to common stockholders, reflecting the impact of dividends paid on the Company’s preferred stock issued to the Treasury, for the three months ended June 30, 2011 was $154 thousand compared to net income available to common stockholders for the three months ended June 30, 2010 of $44 thousand. Net income for the six months ended June 30, 2011 was $461 thousand compared to $202 thousand in the prior year, and net income available to common stockholders for the first six months of 2011 was $302 thousand compared to $43 thousand for the prior year period.

The cost of interest-bearing liabilities for the second quarter of 2011 decreased 35 basis points to 0.98% compared to 1.33% for the second quarter of 2010, reflecting a general decline in rates paid on deposits. The largest declines were evident in the yields paid on time deposits, savings, and money market account balances as a result of management’s on-going monitoring and response to the continued low interest rate environment. In addition, yields earned on interest-earning assets decreased slightly for the second quarter of 2011 to 4.69%, from 4.71% for the same period of 2010. Loan portfolio yields increased 1 basis point to 5.53% for 2011, when compared to 5.52% for the second quarter of 2010. When compared to the second quarter of 2010, yields on investment securities for the second quarter of 2011 declined 189 basis points from 3.73% to 1.84% due to calls, maturities and sales of higher yielding securities, and the yield on short-term investments decreased 83 basis points from 1.77% to 0.94% due to declines in the rates paid on deposits with other banks. As a result, the net interest rate spread increased 33 basis points for the three months ended June 30, 2011 to 3.71%. The net interest margin also improved 27 basis points to 3.93% for the second quarter of 2011 from 3.66% for the second quarter period of 2010. For the six months ended June 30, 2011, the yield on earning assets remained at the same level as the prior year period, 4.67%, while the cost of funds declined 36 basis points for the first six months of 2011 when compared to the same period in 2010. This resulted in a 36 basis point improvement in the net interest spread to 3.67%. The net interest margin improved to 3.90% for the six months ended June 30, 2001, from 3.59% for the comparable period of 2010.

Comparison of Results of Operation for the Three Months Ended June 30, 2011 and 2010

Net Interest Income

Total interest income for the three months ended June 30, 2011 decreased $26 thousand as compared to the three months ended June 30, 2010 as a result of calls, maturities, and sales of investment securities and lower time deposit balances in other banks, partially offset by growth in the loan portfolio. Average earning assets were $159.3 million for the three months ended June 30, 2011 compared to $160.6 million for the three months ended June 30, 2010. The average balance of loans receivable increased to $127.5 million during the current quarter from $116.8 million in the year ago period. The yield on average earning assets was 4.69% for the second quarter of 2011 compared to 4.71% for the second quarter of 2010. The yield on the loan portfolio increased 1 basis point to 5.53% in the current quarter from 5.52% in the year ago period. Yields on other interest earning assets reflected declines, with the largest decrease in the investment securities portfolio, on which the yield declined to 1.84% in the three months ended June 30, 2011 from 3.73% in the prior year period, due to sales, calls and maturities of higher yielding securities.

Total interest expense for the three months ended June 30, 2011 decreased $124 thousand to $300 thousand as compared with $424 thousand for the three months ended June 30, 2010 as a result of personal savings and business money market account balance declines and reductions to rates paid on interest-bearing deposit account balances across the portfolio. Average interest bearing liabilities were $122.7 million for the three months ended June 30, 2011 compared to $127.7 million for the three months ended June 30, 2010, and reflected increases in time deposits and interest-bearing checking accounts, partially offset by decreases in savings and money market account balances and borrowed funds. The yield on average interest bearing liabilities was 0.98% for the second quarter of 2011 compared to 1.33% for the second quarter of 2010. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the three months ended June 30, 2011 was $1.6 million compared to net interest income of $1.5 million for the three months ended June 30, 2010. The improvement in net interest income for 2011 is a result of growth in the loan portfolio and reduced cost of funds associated with interest-bearing deposit balance declines and reductions in interest rates paid on deposits. The Company’s net interest margin for the three months ended June 30, 2011 increased 33 basis points to 3.71% from 3.38% for the three months ended June 30, 2010.

The table below sets forth average balances and corresponding yields for the three month periods ended June 30, 2011 and June 30, 2010:

	2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans receivable	$127,511	$1,763	5.53%	$116,828	$1,613	5.52%
Securities available for sale	14,966	69	1.84%	19,517	182	3.73%
Federal funds sold	2,332	-	0.00%	2,503	1	0.16%
Deposits with other banks	14,487	34	0.94%	21,754	96	1.77%
Total interest-earning assets	159,296	1,866	4.69%	160,602	1,892	4.71%

Non-interest earning assets	4,691			4,630

TOTAL ASSETS	$163,987			$165,232

Interest-bearing liabilities:
Demand, interest-bearing	$6,513	$8	0.49%	$5,197	$9	0.69%
Money market and savings	73,560	123	0.67%	82,484	218	1.06%
Time deposits	36,963	136	1.47%	32,609	160	1.96%
Borrowed funds	5,656	33	2.33%	7,404	37	2.00%
Total interest-bearing liabilities	122,692	300	0.98%	127,694	424	1.33%

Non-interest bearing liabilities:
Demand, non-interest bearing deposits	24,495			19,325
Other liabilities	476			798

Stockholders' equity	16,324			17,415

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$163,987			$165,232

Net interest income/rate spread		$1,566	3.71%		$1,468	3.38%

Net interest margin			3.93%			3.66%

Provision for Loan Losses

For the three months ended June 30, 2011, we recognized a provision for loan losses of $76 thousand, compared to $244 thousand for the three months ended June 30, 2010. The reduction was due to stabilization in the level of non-performing assets. The decrease in the provision also reflects management’s view of the risks inherent in the portfolio in the current economic environment. At June 30, 2011, the allowance for loan losses of $1.8 million represented 1.40% of total outstanding loans, compared to 1.38% of total outstanding loans at December 31, 2010. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Company’s market area, the allowance is believed to be adequate. The Company has not participated in any sub-prime lending activity. There were no charged off loans and $2 in recoveries during the second quarter of 2011, while the second quarter of 2010 reflected no charged off loans or recoveries.

Non-interest Income

Total non-interest income was $102 thousand for the three month period ended June 30, 2011 compared to $184 thousand for the same period in 2010. The decrease for 2011 when compared to the same period of last year is primarily due to gains on the sale of investment securities during the second quarter of 2010 of $87 thousand. During the second quarter of 2011, the Company also sold a property acquired through foreclosure which resulted in a loss of $11 thousand.

Non-interest Expense

Non-interest expenses increased $74 thousand or 5.8% from $1.3 million for the three months ended June 30, 2010 to $1.4 million for the three month period ended June 30, 2011. The increase is due to increased employee salary and benefits costs of $46 thousand due to additions made to staff and increased mainframe data processing costs of $11 thousand associated with the growth of the Company, and higher professional fees of $43 thousand relating to problem loan workouts. These increases were partially offset by lower occupancy and equipment charges of $11 thousand resulting from reduced depreciation charges, reduced advertising and promotional costs of $3 thousand, and lower shareholder costs of $10 thousand.

Income Taxes

Income tax expense on pre-tax income of $234 thousand and $124 thousand for the three months ended June 30, 2011 and 2010, respectively, was offset by the utilization of net operating loss carryforwards and the resultant reversal of the valuation allowance on deferred tax assets of approximately $94 thousand and $49 thousand, respectively. The remaining deferred tax benefit related to net operating loss carryforwards has not been recognized due to uncertainty of realization. The Company has net operating loss carryforwards available for federal and state income tax purposes of approximately $6.6 million at June 30, 2011 which start to expire in 2025 for federal purposes and 2012 for state purposes.

Comparison of Results of Operation for the Six Months Ended June 30, 2011 and 2010

Net Interest Income

Total interest income for the six months ended June 30, 2011 decreased $41 thousand to $3.7 million as compared with $3.8 million for the six months ended June 30, 2010 as a result of lower balances in investment securities and time deposits with other banks due to calls, maturities and sales, partially offset by higher interest income from loan portfolio growth. Average earning assets were $159.6 million for the six months ended June 30, 2011 compared to $161.2 million for the six months ended June 30, 2010. The yield on average earning assets for both the first six months of 2011 and 2010 was 4.67%.

Total interest expense for the six months ended June 30, 2011 decreased $259 thousand to $611 thousand as compared with $870 thousand for the six months ended June 30, 2010, primarily due to lower savings account balances and borrowings, and from reductions made to rates paid on deposits. Average interest bearing liabilities were $122.6 million for the six months ended June 30, 2011 compared to $128.1 million for the six months ended June 30, 2010. The yield on average interest bearing liabilities was 1.00% for the first two quarters of 2011 compared to 1.36% for the first two quarters of 2010. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates paid to depositors.

Net interest income for the six months ended June 30, 2011 was $3.1 million compared to net interest income of $2.9 million for the six months ended June 30, 2010. The improvement in net interest income for the first two quarters of 2011 is a result of lower costs of funds and borrowings. Our net interest margin for the six months ended June 30, 2011 increased 31 basis points to 3.90% from 3.59% for the six months ended June 30, 2010, due to the continued low interest rate environment.

The following table sets forth average balances and corresponding yields for the six month periods ended June 30, 2011 and June 30, 2010:

Average Balances, Interest Income and Interest Expense, and Rates
	2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans receivable	$125,637	$3,476	5.53%	$116,440	$3,197	5.49%
Securities available for sale	15,827	172	2.17%	19,267	359	3.73%
Federal funds sold	2,179	1	0.09%	1,851	2	0.22%
Deposits with other banks	15,999	76	0.95%	23,646	208	1.76%
Total interest-earning assets	159,642	3,725	4.67%	161,204	3,766	4.67%

Non-interest earning assets	4,786			4,457

TOTAL ASSETS	$164,428			$165,661

Interest-bearing liabilities:
Demand, interest-bearing	$6,877	$18	0.52%	$4,673	$17	0.73%
Money market and savings	74,836	250	0.67%	84,714	448	1.06%
Time deposits	34,677	274	1.58%	30,733	324	2.11%
Borrowed funds	6,256	69	2.21%	8,003	81	2.02%
Total interest-bearing liabilities	122,646	611	1.00%	128,123	870	1.36%

Non-interest bearing liabilities:
Demand, non-interest bearing deposits	25,051			19,602
Other liabilities	481			736

Stockholders' equity	16,250			17,200

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$164,428			$165,661

Net interest income/rate spread		$3,114	3.67%		$2,896	3.31%

Net interest margin			3.90%			3.59%

Provision for Loan Losses

For the six months ended June 30, 2011, we recognized a provision for loan losses of $127 thousand, compared to a provision of $437 thousand for the six months ended June 30, 2010. Our non-accrual loans decreased to $4.0 million at June 30, 2011 from $4.1 million at year end 2010. The lower provision reflects the stabilization of non-performing loans as well as management’s view of the risks inherent in the portfolio in the current economic environment. At June 30, 2011, the allowance for loan losses totaled $1.8 million representing 1.40% of total outstanding loans, compared to 1.38% of total outstanding loans at year end 2010. Based principally on economic conditions, asset quality, and loan-loss experience including that of comparable institutions in our market area, the allowance is believed to be adequate. We have not participated in any sub-prime lending activity. There were $73 thousand in loans charged off and $66 thousand in recoveries during the first six months of 2011.

Non-interest Income

Total non-interest income was $240 thousand for the six month period ended June 30, 2011 compared to $291 thousand for the same period in 2010. This decrease of $51 thousand is primarily due to realized gains on the sale of investment securities during the six months ended June 30, 2010 of $87 thousand compared to $45 thousand for the same period in 2011, lower loan and deposit fee activity of $7 thousand, and a loss on the sale of a foreclosed property of $11 thousand in 2011, partially offset by an increase in other income of $9 thousand.

Non-interest Expense

Non-interest expenses increased $218 thousand or 8.6% from $2.5 million for the six months ended June 30, 2010 to $2.8 million for the same period in 2011. The increase is primarily the result of $94 thousand in higher legal and consulting fees for additional loan and compliance services, increased salaries and benefits costs as a result of the Company’s loan portfolio growth of $63 thousand, and increased data processing costs of $32 thousand, Other expenses increased $66 thousand as a result of higher other real estate owned and loan-related costs  These increased charges were partially offset by declines in bank facilities and equipment depreciation, and lower advertising and promotion costs.

Income Taxes

Income tax expense on pre-tax income of $461 thousand and $202 thousand for the six months ended June 30, 2011 and 2010, respectively, was offset by the utilization of net operating loss carryforwards and the resultant reversal of the valuation allowance on deferred tax assets of approximately $184 thousand and $80 thousand, respectively. The remaining deferred tax benefit related to net operating loss carryforwards has not been recognized due to uncertainty of realization. The Company has net operating loss carryforwards available for federal and state income tax purposes of approximately $6.6 million at June 30, 2011 which start to expire in 2025 for federal purposes and 2012 for state purposes.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2011 increased $6.6 million to $8.1 million, from $1.4 million at December 31, 2010, as a result of higher overnight federal funds sold due to increased ending cash clearings and proceeds from the maturities of time deposits in other banks and calls, maturities, and sales of investment securities. Some of these proceeds were used to fund growth in the Company’s loan portfolio during the second quarter of 2011 and to reduce the Company’s outstanding debt, and the remaining excess cash balance was held in short term liquid investments for future loan fundings and other short-term cash needs.

Time Deposits in Other Banks

Time deposits in other banks decreased $9.3 million, or 47.4% from $19.6 million at December 31, 2010 to $10.3 million at June 30, 2011. This decline from the prior year-end is the result of maturities of the Company’s investments in higher-yielding alternatives to short term overnight sales of federal funds. These time deposits had original maturities of one year or less. Management determined that in light of our foreseeable liquidity needs, and the market rates available on time deposits, we were better served allowing these deposits to mature and use the excess funds to pay down debt, increase liquidity and fund loan originations.

Securities

The Company’s securities portfolio continues to be classified, in its entirety, as “available for sale.”  Management believes that a portfolio classification of available for sale allows greater flexibility in managing the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide a return on investment while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. agency securities, mortgage-backed securities issued by FHLMC or FNMA, and corporate bonds. The Company holds no derivatives as of June 30, 2011.

Total securities at June 30, 2011 were $13.1 million compared to securities of $17.5 million at December 31, 2010. During the first and second quarters of 2011 the Company sold most of its investments in corporate securities and preferred stock investment in large financial corporations which resulted in realized gains of $38 thousand, and $7 thousand, respectively. The carrying value of the securities portfolio as of June 30, 2011 includes a net unrealized gain of $221 thousand, which is recorded as accumulated other comprehensive income in stockholders’ equity. This compares to a net unrealized gain of $258 thousand at December 31, 2010. No securities are deemed to be other than temporarily impaired. The decline in the investment securities portfolio reflects sales, maturities, calls and principal payments received during this period exceeding purchases, as the Company used part of the excess liquidity to fund growth in the loan portfolio, reduction of the Company’s outstanding debt and for funding future loan and cash needs.

Restricted Investment in Bank Stock

Restricted investment in bank stock as of June 30, 2011 was $533 thousand, decreasing $257 thousand or 32.5% from $790 thousand at December 31, 2010. This balance is comprised of capital stock of correspondent banks and the Federal Home Loan Bank, and fluctuates primarily due to activity-based requirements related to outstanding borrowings with the Federal Home Loan Bank.

Loans

The loan portfolio comprises the largest component of the Company’s earning assets. All of the Company’s loans are to domestic borrowers. Total loans, net of the allowance, increased $6.6 million to $127.6 million at June 30, 2011 from $121.0 million at December 31, 2010. The loan to deposit ratio increased from 88.7% at December 31, 2010 to 90.5% at June 30, 2011, reflecting stronger loan growth than deposit growth, as prolonged overall economic uncertainties continue to result in low yielding deposit rates. The Company’s loan portfolio at June 30, 2011 was comprised of consumer loans of $35.3 million, a decrease of $3.7 million from December 31, 2010, and commercial loans of $94.2 million, an increase of $10.4 million from December 31, 2010, before the allowance for loan losses. The increase in commercial loans is primarily the result of commercial real estate originations, and the decrease in consumer loans is due to declines in home equity and residential real estate loan balances. The Company has not originated, nor does it intend to originate, sub-prime mortgage loans.

Allowance for Loan Losses and Credit Quality

The allowance for loan losses increased $120 thousand to $1.8 million at June 30, 2011 from December 31, 2010. At June 30, 2011 and December 31, 2010, the allowance for loan losses represented 1.40% and 1.38% respectively of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of comparable institutions in the Company’s market area, management believes the allowance is adequate to absorb reasonably anticipated losses.

At June 30, 2011 Company had fifteen non-accrual loans totaling $4.0 million. There were no loans past due greater than 90 days and still accruing, and one restructured loan of $827 thousand. The Company had two commercial properties in the amount of $658 thousand classified as other real estate owned at June 30, 2011. The effects of poor market conditions, sluggish property sales, and continued economic weakness in the real estate sector resulted in the flat level of non-accrual loan balances. The balance of non-accrual loans at June 30, 2011 includes three construction loans with an aggregate balance of $2.0 million, and one construction loans with a balance of $387 thousand which has been substantially written down to the fair value of the collateral and is currently in foreclosure. Two of the construction loans with an aggregate balance of $1.6 million were restructured and are now a viable project. The Company has complete control of the disbursements and cash flow of this project. The most recent appraisal of this property indicates sufficient equity without any completed construction to satisfy the loan balance. At June 30, 2011 commercial real estate non-accrual loans totaled $1.3 million. The two properties making up this amount are also working through the foreclosure process. It is expected that both properties will receive a judgment of foreclosure in 2011. The Company expects to aggressively market and liquidated these properties. Also included in this amount are two loans totaling $576 thousand which have a 90% USDA guarantee. Management believes these construction and commercial real estate loans are adequately collateralized by the values of the properties. Management is also encouraged to see what we believe is a stabilization in the local commercial real estate market.

The commercial non-accrual loan balance at June 30, 2011 consisted of six loans with a balance of $478 thousand. Of these six loans, two bear a 90% guarantee from the USDA totaling $390 thousand. Also at June 30, 2011 there were two home equity loans with a balance of $156 thousand, and two residential first mortgages with combined balances of $350 thousand. The two residential first mortgages loans are well secured, with one having an LTV of 23% and the other having mortgage insurance.

During 2011, other real estate owned decreased by $141 thousand.  We acquired two properties during 2010: one through the foreclosure process and the other through a deed in lieu of foreclosure. One property was sold in the 2nd quarter of 2011. The other property consists of two commercial industrial buildings on the same lot located in an unfinished industrial park. This property is being actively marketed for sale.  During the second quarter of 2011 another property was acquired through the foreclosure process which resulted in a balance of real estate owned of $658 thousand as of June 30, 2011.

At June 30, 2011 impaired loans totaled $4.3 million, declining $50 thousand from the level of impaired loans of $4.4 million from December 31, 2010. Impaired loans requiring a specific allowance for loan loss were $4.3 million at June 30, 2011 compared to $4.4 million at December 31, 2010. The allowance for loan losses on the impaired loans was $267 thousand and $176 thousand at June 30, 2011 and December 31, 2010, respectively. The Company took partial chargedowns on impaired loans through December 31, 2010 of $805 thousand. During 2011 management recognized that collateral asset values on impaired loans had experienced added deterioration and has made the necessary adjustments to increase the specific allowances on such loans.

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

Premises and Equipment

Bank premises and equipment, net of accumulated depreciation, decreased $91 thousand from December 31, 2010 to June 30, 2011. This decrease is primarily due to depreciation expense on existing premises and equipment.

Deposits

Total deposits at June 30, 2011 increased $4.6 million to $141.0 million from $136.4 million at December 31, 2010. Time deposits, money market and interest-bearing checking balances increased by $10.9 million, $1.3 million, and $294 thousand, respectively when compared to December 31, 2010. Part of the growth in time deposit balances is due to short-term brokered and non-brokered wholesale funding. Savings deposits declined $7.0 million. The decline in savings deposits is attributed to decreases made to the savings rate paid in 2010, which caused a migration of deposits to higher paying money market accounts.

Borrowed Funds

Borrowings at June 30, 2011 declined $6.0 million to $5.0 million from $11.0 million at December 31, 2010, as maturing short term FHLB advances were paid off. These advances were collateralized by restricted investments in FHLB bank stock, U.S. Government sponsored agency securities, and mortgage backed securities.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $8.1 million at June 30, 2011, compared to $1.4 million at December 31, 2010.

Additional liquidity sources include maturities of time deposits in other banks, and principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital. At June 30, 2011, the Company had $10.3 million of time deposits with other banks that had maturities of less than twelve months, and $13.1 million of available for sale securities. Securities with carrying values of approximately $10.8 million at June 30, 2011 were pledged as collateral to secure borrowings, public deposits, and for other purposes required or permitted by law. The Company also has borrowing capacity with the Federal Home Loan Bank of New York and a line of credit with Atlantic Central Bankers Bank as discussed in Note 8 of this filing.

Contractual Obligations

The Company currently leases its main banking office at 310 Route 94 in Vernon, New Jersey and each of its two branch locations at 351 Union Boulevard in Totowa, New Jersey and 351 Sparta Avenue in Sparta, New Jersey. These leases expire in 2016, 2012, and 2014 for each office, respectively.

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist mainly of unfunded loans and lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $33.9 million at June 30, 2011 and $40.0 million at December 31, 2010. The Company also has letters of credit outstanding of $62 thousand at June 30, 2011 and $435 thousand at December 31, 2010. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $16.4 million as of June 30, 2011, representing a net increase of $281 thousand from December 31, 2010. The increase in capital was a result of the earnings of $461 thousand for the six months ended June 30, 2011 reduced by preferred stock dividends of $143 thousand, partially reduced by a decline in the net holding gain on available for sale securities of $37 thousand.

The following table provides a comparison of the Bank’s regulatory capital ratios. Since the Company has less than $500 million in consolidated assets, it is not subject to regulatory capital requirements:

	June 30,	December 31,
(In Thousands except for ratios)	2011	2010
Tier I, common stockholders' equity	$15,363	$15,045
Tier II, allowable portion of allowance for loan losses	1,732	1,693
Total capital	17,095	16,738

Total risk-based capital	12.3%	12.2%
Tier I risk-based capital	11.1%	11.0%
Tier I leverage capital	9.4%	9.1%

At June 30, 2011, the Bank exceeded the minimum regulatory capital requirements necessary to be considered a “well capitalized” financial institution under applicable federal banking regulations.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

 In the normal course of business activities, the Company is exposed to market risk, principally interest rate risk. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments. The Asset/Liability Committee, as a function of the Board of Directors, is responsible for managing the rate sensitivity position, using Board approved policies and procedures. No material changes in the market risk strategy occurred during the current period. A detailed discussion of interest rate risk is provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended June 30, 2011, including any corrective actions with regard to significant deficiencies and material weakness.

Part II - Other Information

Item 1 – Legal Proceedings

The Company is an occasional party to legal actions arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect the Company’s operations or financial position.

On December 14, 2009, Union Center National Bank ("UCNB") initiated an action in New Jersey Superior Court against the Bank seeking to require the Bank to repurchase UCNB's participation interest in a loan with a total principal amount of $6.9 million. UCNB holds 85.5072% of the loan. UCNB has also asserted a claim for negligent handling and administration of the loan. The Bank intends to continue vigorously defending this lawsuit, has filed an answer contesting liability and has asserted counterclaims against UCNB. UCNB filed a motion for summary judgment, which was denied without prejudice. UCNB has since filed another motion for summary judgment, which the Court stayed pending the parties' completion of discovery.  The parties have completed discovery and Highlands has filed its own motion for summary judgment, seeking the dismissal of UCNB's claims.  Highlands anticipates that the competing summary judgment motions will be heard during the 3rd quarter 2011.  If necessary, the bank is prepared to proceed to trial in this matter.

Item 1A – Risk Factors

Not Applicable.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3 – Defaults Upon Senior Securities

Not Applicable.

Item 4 – (Removed and Reserved)

Item 5 – Other Information

Not Applicable.

Item 6 – Exhibits

Exhibit 31.1 – Certification of George E. Irwin pursuant to SEC Rule 13a-14(a)
Exhibit 31.2 – Certification of Eileen D. Piersa pursuant to SEC Rule 13a-14(a)
Exhibit 32.1 – Certification of George E. Irwin Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 – Certification of Eileen D. Piersa pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following Exhibits are being furnished* as part of this report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

*These interactive data files are being furnished as part of this Quarterly Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANCORP, INC.

Date: August 11, 2011	By:	/s/ George E. Irwin
George E. Irwin
President and Chief Executive Officer

Date: August 11, 2011	By:	/s/ Eileen D. Piersa
Eileen D. Piersa
Chief Financial Officer