Form 10-Q
period 2011-09-30
HIGHLANDS BANCORP, INC.
filed 2011-11-14
CIK 1494186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	To

Commission file number: 000-54110

Highlands Bancorp, Inc.
(Exact name of registrant as specified in its charter)

New Jersey	27-1954096
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

310 Route 94, Vernon, New Jersey 07462
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code	973-764-3200

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

As of November 8, 2011 there were 1,788,262 shares of the registrant’s common stock, no par value outstanding.

Highlands Bancorp, Inc.

Part 1. CONSOLIDATED FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

HIGHLANDS BANCORP, INC.
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2011	2010
	(In Thousands, except share and per share data)
ASSETS
Cash and due from banks	$1,567	$1,225
Interest bearing deposits in other banks	40	30
Federal funds sold	-	192

Cash and Cash Equivalents	1,607	1,447

Time deposits in other banks	8,296	19,596
Securities available for sale	16,480	17,462
Restricted investment in bank stock	533	790
Loans receivable, net of allowance for loan losses of $2,049 and $1,693, respectively	130,936	121,030
Premises and equipment, net	946	899
Goodwill	804	804
Accrued interest receivable	677	631
Foreclosed assets	658	799
Other assets	615	775

Total Assets	$161,552	$164,233

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	$25,290	$26,293
Interest-bearing	112,395	110,106
Total Deposits	137,685	136,399

Borrowings	5,161	11,000
Accrued interest payable	67	70
Other liabilities	800	657

Total Liabilities	143,713	148,126

Stockholders' Equity
Preferred stock, Series C, liquidation preference of $1,000 per share,	6,853	5,501
6,853 outstanding at September 30, 2011; none outstanding at
December 31, 2010. Series A, liquidation preference of $1,000 per share, none outstanding at September 30, 2011; 5,450 outstanding at
December 31, 2010. Warrant preferred stock Series B, liquidation preference of $1,000 per share, none outstanding at September 30, 2011;
155 outstanding at December 31, 2010.
Common stock, no par value; authorized 10,000,000 shares; issued and
outstanding 1,788,262 shares	15,972	15,972
Accumulated deficit	(5,202)	(5,624)
Accumulated other comprehensive income	216	258

Total Stockholders' Equity	17,839	16,107

Total Liabilities and Stockholders' Equity	$161,552	$164,233

See Notes to Unaudited Consolidated Financial Statements.

HIGHLANDS BANCORP, INC.
Consolidated Statements of Operations (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands)
	except share and per share data)
Interest income:
Loans	$1,828	$1,587	$5,304	$4,784
Securities	71	138	243	497
Federal funds sold	1	2	2	4
Other interest-earning assets	17	92	93	300
Total interest income	1,917	1,819	5,642	5,585

Interest expense:
Deposits	272	334	814	1,123
Borrowings	34	35	103	116
Total interest expense	306	369	917	1,239

Net Interest Income	1,611	1,450	4,725	4,346
Provision for loan losses	235	121	362	558

Net interest income after provision for loan losses	1,376	1,329	4,363	3,788

Non-interest income
Fees and service charges	101	98	278	282
Gain on sale of investment securities	-	-	45	87
Loss on sale of foreclosed assets	-	-	(11)	-
Other income	24	9	53	29
Total non-interest income	125	107	365	398

Non-interest expenses
Salaries and employee benefits	587	541	1,766	1,657
Occupancy and equipment	249	243	695	721
Professional fees	(1)	170	335	412
Advertising and promotion	25	16	67	67
Data processing	138	130	423	383
Other	228	206	706	614
Total non-interest expense	1,226	1,306	3,992	3,854

Net income	$275	$130	$736	$332
Preferred stock dividends and accretion	(155)	(79)	(314)	(238)
Net income available to common stockholders	$120	$51	$422	$94

Net income per common share
Basic and diluted	$0.07	$0.03	$0.24	$0.05

Weighted average common shares outstanding
Basic and diluted	1,788,262	1,788,262	1,788,262	1,788,262

See Notes to Unaudited Consolidated Financial Statements.

HIGHLANDS BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in Thousands)

Net income	$275	$130	$736	$332
Comprehensive income:
Net change in unrealized gain on
securities available for sale	(6)	85	3	425
Reclassification adjustment for net
gains included in net income	-	-	(45)	(87)
	(6)	85	(42)	338
Total comprehensive income	$269	$215	$694	$670

See Notes to Unaudited Consolidated Financial Statements.

HIGHLANDS BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months September 30,
	2011	2010
	(In Thousands)
Cash flows from operating activities:
Net income	$736	$332
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation of premises and equipment	183	263
Amortization and accretion, net	135	45
Gain on sale of available for sale securities	(45)	(87)
Provision for loan losses	362	558
Loss on sale of foreclosed assets	11	-
(Increase) decrease in interest receivable	(46)	32
Decrease in other assets	160	184
Decrease in accrued interest payable	(3)	(38)
Increase in other liabilities	143	32
Net cash provided by operating activities	1,636	1,321

Cash flows from investing activities:
Purchases of time deposits	(9,543)	(25,119)
Principal repayments on time deposits	20,843	23,830
Purchases of securities available for sale	(7,805)	(6,111)
Proceeds from sales of securities available for sale	1,117	1,330
Proceeds from maturities, calls and prepayments of securities available for sale	7,534	6,418
Net increase in loans receivable	(10,552)	(3,502)
Purchases of restricted stock	(193)	(677)
Redemption of restricted stock	450	611
Purchases of premises and equipment	(224)	(33)
Proceeds from the sale of foreclosed assets	412	-
Net cash provided by (used in) investing activities	2,039	(3,253)

Cash flows from financing activities:
Net increase (decrease) in deposits	1,286	(1,703)
(Decrease) increase in short term borrowings	(5,839)	1,906
Increase (decrease) in long term borrowings	-	500
Proceeds from the issuance of preferred stock	6,853	-
Redemption of preferred stock	(5,605)	-
Cash dividends paid on preferred stock	(210)	(215)
Net cash provided by (used in) financing activities	(3,515)	488

Net increase (decrease) in cash and cash equivalents	160	(1,444)
Cash and cash equivalents-beginning	1,447	3,298
Cash and cash equivalents-ending	$1,607	$1,854

Supplemental information:
Cash paid during the period for interest	$920	$1,277

Supplemental schedule of Non-cash Investing Activities:
Foreclosed real estate acquired in settlement of loan	$282	$415

See Notes to Unaudited Consolidated Financial Statements

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (US GAAP) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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

Note 2 -   Securities Available for Sale

The amortized cost, gross unrealized gains and losses, estimated fair value, and maturities of securities available for sale at September 30, 2011 and December 31, 2010 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
September 30, 2011
U.S Government agencies and sponsored agencies
Due within one year	$999	$14	$-	$1,013
Due after one but within five years	5,051	49	-	5,100
Due after five but within ten years	1,009	1	-	1,010
Due after ten years	5,616	54	-	5,670
U.S Government sponsored enterprises (GSEs)-mortgage-backed securities	3,281	108	14	3,375
Other
Due after five but within ten years	192	4	-	196
Due after ten years	117	7	8	116

	$16,265	$237	$22	$16,480

December 31, 2010
U.S Government agencies and sponsored agencies
Due within one year	$1,002	$5	$-	$1,007
Due after one but within five years	6,548	82	-	6,630
Due after five but within ten years	1,022	-	7	1,015
Due after ten years	3,108	39	-	3,147
U.S Government sponsored enterprises (GSEs)-mortgage-backed securities	4,340	119	16	4,443
Other
Due after five but within ten years	244	7		251
Due after ten years	940	34	5	969

	$17,204	$286	$28	$17,462

The table below shows the Company’s securities, their gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
September 30, 2011
U.S Government sponsored
enterprises (GSEs) -
mortgage-backed securities	$1,538	$1	$774	$13	$2,312	$14
Other	104	8	-	-	104	8
	$1,642	$9	$774	$13	$2,416	$22

December 31, 2010
U.S Government agencies
and sponsored agencies	$1,015	$7	$-	$-	$1,015	$7
U.S Government sponsored
enterprises (GSEs) -
mortgage-backed securities	1,252	16	-	-	1,252	16
Other	102	5	-	-	102	5
	$2,369	$28	$-	$-	$2,369	$28

At September 30, 2011, the Company had 4 securities in an unrealized loss position. Three of these securities relate to U.S.  Government sponsored enterprise mortgage-backed securities.  Unrealized losses on these securities relate to interest rate fluctuations. Unrealized losses in the other category consists of a private label mortgage-backed security which has a B- rating but the issuer has not defaulted on principal or interest payments.  Management concluded that these securities were not other-than-temporarily impaired at September 30, 2011.  The Bank does not intend to sell these securities and it is not more likely than not that it will be required to sell these securities before recovery of the cost basis. Future deterioration in the credit quality of these large financial institutions could result in impairment charges in the future.

 Note 3 – Loans Receivable and Credit Quality Disclosures

The composition of loans receivable at September 30, 2011 and December 31, 2010 is as follows:

	September 30,	December 31,
(In Thousands)	2011	2010
Commercial	$17,014	$17,481
Commercial real estate	74,631	61,223
Commercial construction	7,110	5,020
Residential real estate	10,486	11,846
Home equity	23,475	26,909
Consumer-other	288	231
Total Loans	133,004	122,710

Allowance for loan losses	(2,049)	(1,693)
Net deferred loan (fees) costs	(19)	13
	(2,068)	(1,680)
	$130,936	$121,030

The following table summarizes information in regards to the allowance for loan losses and the recorded investment in loans receivable as of September 30, 2011 and the activity in the allowance for loan losses for the three and nine months ended September 30, 2011:

(In Thousands)	Commercial	Commercial Real Estate	Commercial Construction	Residental	Home Equity	Consumer - Other	Unallocated	Total
Allowance for credit
losses:
Beginning Balance, 6/30/11	$462	$856	$236	$52	$195	$10	$2	$1,813
Charge-offs	-	-	-	-	-	-	-	-
Recoverables	-	-	-	-	-	-	-	-
Provisions	65	67	62	35	15	(6)	(2)	236
Ending balance 9/30/11	$527	$923	$298	$87	$210	$4	$-	$2,049

Beginning Balance 1/1/11	$483	$717	$207	$49	$231	$6	$-	$1,693
Charge-offs	-	-	-	-	(73)	-	-	(73)
Recoverables	60	-	-	-	5	2	-	67
Provisions	(16)	206	91	38	47	(4)	-	362
Ending balance 9/30/11	$527	$923	$298	$87	$210	$4	$-	$2,049
Ending balance: individually evaluated for impairment	$18	$121	$194	$35	$-	$-	$-	$368
Ending balance: collectively evaluted for impairment	$509	$802	$104	$52	$210	$4	$-	$1,681
Ending balance: loans aquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Financing receivables:
Ending balance	$17,014	$74,631	$7,110	$10,486	$23,475	$288		$133,004
Ending balance: individually evaluted for impairment	$466	$2,370	$2,066	$575	$-	$-		$5,477
Ending balance: collectively evaluated for impairment	$16,548	$72,261	$5,044	$9,911	$23,475	$288		$127,527
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-		$-

The following table presents the classes of the commercial loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2011 and December 31, 2010:

(In Thousands)	Commercial	Commercial	Commercial Real Estate	Commercial Real Estate	Commercial Construction	Commercial Construction
	9/30/2011	12/31/2010	9/30/2011	12/31/2010	9/30/2011	12/31/2010
Pass	$16,221	$16,815	$72,261	$57,492	$5,044	$3,247
Special Mention	127	209	-	1,571	-	-
Substandard	666	457	2,370	2,160	2,066	1,773
Doubtful	-	-	-	-	-	-
Total	$17,014	$17,481	$74,631	$61,223	$7,110	$5,020

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

(In Thousands)	Residential Mortgage Loans	Residential Mortgage Loans	Home Equity Loans	Home Equity Loans	Consumer - Other	Consumer - Other
	9/30/2011	12/31/2010	9/30/2011	12/31/2010	9/30/2011	12/31/2010
Performing	$10,136	$11,496	$23,319	$26,679	$284	$231
Nonperforming	350	350	156	230	4	-
Total	$10,486	$11,846	$23,475	$26,909	$288	$231

The following table summarizes information in regards to impaired loans by loan portfolio class as of September 30, 2011 and December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2011	(In Thousands)
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-
Commercial construction	-	-	-	-	-

With an allowance recorded:
Commercial	$466	$472	$18	$474	$-
Commercial real estate	2,370	2,375	121	2,093	18
Commercial construction	2,066	2,862	194	1,916	-
Residential mortgage	575	575	35	64	-

Total:
Commercial	$466	$472	$18	$474	$-
Commercial real estate	2,370	2,375	121	2,093	18
Commercial construction	2,066	2,862	194	1,916	-
Residential mortgage	575	575	35	64	-

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2010	(In Thousands)
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-
Commercial construction	-	-	-	-	-

With an allowance recorded:
Commercial	$457	$459	$13	$427	$2
Commercial real estate	2,160	2,166	45	1,745	26
Commercial construction	1,773	2,569	118	2,478	-

Total:
Commercial	$457	$459	$13	$427	$2
Commercial real estate	2,160	2,166	45	1,745	26
Commercial construction	1,773	2,569	118	2,478	-

The following table presents non-accrual loans by classes of the loan portfolio as of September 30, 2011 and December 31, 2010:

	09/30/11	12/31/10
	(In Thousands)
Commercial	$208	$457
Commercial real estate	1,320	1,334
Commercial construction	2,066	1,773
Residential mortgage	350	350
Home equity	156	230
Consumer, other	4	-
	$4,104	$4,144

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2011 and December 31, 2010:

September 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Commercial	$8	$200	$437	$645	$16,369	$17,014	$-
Commercial real estate	245	247	1,887	2,379	72,252	74,631	827
Commercial construction	-	293	1,773	2,066	5,044	7,110	-
Residential real estate	-	-	350	350	10,136	10,486	-
Home Equity	316	200	156	672	22,803	23,475	-
Consumer other	8	-	4	12	276	288	-

Total	$577	$940	$4,607	$6,124	$126,880	$133,004	$827

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Commercial	$22	$43	$437	$502	$16,979	$17,481	$-
Commercial real estate	1,101	-	1,334	2,435	58,788	61,223	-
Commercial construction	-	-	1,773	1,773	3,247	5,020	-
Residential real estate	-	210	141	351	11,495	11,846	-
Home Equity	-	-	230	230	26,679	26,909	-
Consumer other	2	-	-	2	229	231	-

Total	$1,125	$253	$3,915	$5,293	$117,417	$122,710	$-

The Company may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider resulting in a modified loan which is then identified as a troubled debt restructuring (TDR).  The Company may modify loans through rate reductions, extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations.  Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  TDRs are considered impaired loans for purposes of calculating the Company’s allowance for loan losses.

The Company identifies loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns, and credit reports.  Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future.

At September 30, 2011 the company had three loans classified as TDR’s with combined balances of $1.9 million. The following table reflects information regarding the Company’s troubled debt restructurings for the nine month period ending September 30, 2011, and troubled debt restructuring loans which have subsequently defaulted in the last twelve months:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
Troubled Debt Restructurings for the	Number of	Recorded	Recorded
nine months ended September 30, 2011:	Contracts	Investments	Investments
(in Thousands)
Commercial real estate	1	$463	$482
Residential real estate	1	511	575

Troubled Debt Restructurings that	Number of	Recorded
subsequently defaulted in the last	Contracts	Investment
twelve months:		(in Thousands)

Commercial real estate	1	$827

The residential real estate TDR was a 25-year interest only home equity that was modified to a 30 amortizing loan with a 3 year balloon by taking out a first mortgage with another institution of $64 thousand. The rate was reduced to 2.875% from 5.00%. The new structure moved the bank into first position. This loan has a loss reserve of $35 thousand.

The commercial real estate mortgage was modified from a 20-year amortizing loan with a 5-year balloon and a rate of 6.50% to a 5-year balloon with the first 2 years being interest only payments at 4.00% and then converting to 3 years principal and interest with a floor of 6.00% based on a 30 year payment schedule. At restructure the principal balance was $463 thousand. Owed interest, late fees and arrears escrow of $19 thousand were added to the principal balance. This property has a loss reserve of $22 thousand.

As of September 30, 2011, no available commitments were outstanding on TDRs.   All TDRs are on accrual status as the loans were performing at the date of modification and management believes that payments are probable under the modified terms.

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

On May 8, 2009, the Bank issued to the Treasury 3,091 shares of Series 2009A Preferred Stock and  a warrant to purchase 155 shares of the Bank’s Series 2009B Preferred Stock for an aggregate purchase price of $3,091,000 in cash (“TARP funds”).  The warrant was exercised as a cashless exercise on May 8, 2009 and 155 shares of Series 2009B Preferred Stock were issued.  Both series of preferred stock qualified as a Tier 1 capital.  On December 22, 2009, the Bank consummated a second financing with the Treasury under the Capital Purchase Program for Small Banks pursuant to which the Bank issued to the Treasury an additional 2,359 shares of Series 2009A Preferred Stock for total proceeds of $2,359,000. The Series 2009A Preferred Stock paid non-cumulative dividends of 5% per annum for the first five years and 9% per annum thereafter.  Series 2009B Preferred Stock paid non-cumulative dividends of 9% per annum.

Upon consummation of the holding company reorganization on August 31, 2010, the Company assumed all of the Bank’s obligations under the preferred stock, and issued to the Treasury shares of the Company’s preferred stock in exchange for the outstanding shares of Bank preferred stock.

On September 22, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the Secretary of the Treasury (the “Treasury”), pursuant to which the Company issued and sold to the Treasury 6,853 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), having a liquidation preference of $1,000 per share (the “Liquidation Amount”), for proceeds of $6,853,000.  The Purchase Agreement was entered into, and the Series C Preferred Stock was issued, pursuant to the Treasury’s SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010 that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The proceeds were used to redeem the Series 2009A and 2009B preferred stock previously issued to the U.S. Treasury under the Capital Purchase Program, and to further enhance the Bank’s business lending efforts.

The Series C Preferred Stock qualifies as Tier 1 capital for the Company. Non-cumulative dividends are payable quarterly on the Series C Preferred Stock, beginning January 1, 2012. The dividend rate is calculated as a percentage of the aggregate Liquidation Amount of the outstanding Series C Preferred Stock and is based on changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank.  Based upon the increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period, which is from the date of issuance through December 31, 2011, has been set at 1.6513936%.  For the 2nd through 10th calendar quarters, the annual dividend rate may be adjusted to between 1% and 5%, to reflect the amount of change in the Banks’ level of QSBL.  For the 11th calendar quarter through 4.5 years after issuance, the dividend rate will be fixed at between 1% and 7% based upon the increase in QSBL as compared to the baseline.  After 4.5 years from issuance, the dividend rate will increase to 9%.

The Series C preferred shares are non-voting, other than class voting rights on matters that could adversely affect the shares. The preferred shares are redeemable at any time, with Treasury, Federal Reserve and FDIC approval.  Apart from the Series C shares, not other shares of the Company’s preferred stock are currently outstanding.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands, except		(In Thousands, except
	per share data)		per share data)

Net income available to common stockholders	$120	$51	$422	$94

Weighted average shares outstanding	1,788,262	1,788,262	1,788,262	1,788,262
Dilutive effect of potential common shares, stock options	-	-	-	-

Diluted weighted average common shares outstanding	1,788,262	1,788,262	1,788,262	1,788,262
Basic net income per common share	$0.07	$0.03	$0.24	$0.05
Diluted net income per common share	$0.07	$0.03	$0.24	$0.05

Stock options for 124,000 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2011 and 2010, respectively because they were not dilutive.

Note 7 – Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $275 thousand of standby letters of credit outstanding as of September 30, 2011, of which $187 thousand were secured by collateral. The current amount of the liability as of September 30, 2011 for guarantees under standby letters of credit issued is not material.

Note 8 – Short-term and Long-term Borrowings

The Company has a $5,000,000 line of credit with Atlantic Central Bankers Bank (ACBB) for federal funds purchased.  $2,500,000 of the line of credit is unsecured and $2,500,000 of the line of credit is secured by securities held by ACBB in safekeeping. There was a balance of $161,000 outstanding under this line at September 30, 2011 compared to no balance or December 31, 2010.  The line of credit expires June 30, 2012.

As of September 30, 2011 and December 31, 2010, the Company had $5.0 million and $11.0 million in long-term borrowings with the Federal Home Loan Bank of New York (FHLB) with a weighted average interest rate of 2.61% and 1.38%, respectively.

The FHLB borrowings at September 30, 2011 mature as follows:

(In Thousands)
2012	$2,000
2013	3,000
$5,000

A $2,000,000 advance maturing in 2013 contains a convertible option which allows the FHLB at quarterly intervals commencing after each conversion date to convert the fixed convertible advance into replacement funding for the same or lesser principal based on any advance then offered by the FHLB at its then current market rate. The Company has the option to repay this advance, if converted, without penalty.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and December 31, 2010 are as follows:

		(Level 1)		(Level 3)
		Quoted Prices in	(Level 2)	Significant
		Active Markets for	Significant Other	Unobservable
	Total	Identical Assets	Observable Inputs	Inputs
Securities Available for Sale:	(In Thousands)
September 30, 2011:
U.S Government agencies
and sponsored agencies	$12,793	$-	$12,793	$-
U.S Government sponsored
enterprises (GSEs) -
mortgage-backed securities	3,375		3,375
Other	312		312
	$16,480	$-	$16,480	$-

Securities Available for Sale:
December 31, 2010:
U.S Government agencies
and sponsored agencies	$11,799	$-	$11,799	$-
U.S Government sponsored
enterprises (GSEs) -
mortgage-backed securities	4,443		4,443
Other	1,220		1,220
	$17,462	$-	$17,462	$-

There were no transfers in or out of Level 1 and Level 2 fair value measurements during the nine months ended September 30, 2011.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and December 31, 2010 are as follows:

		(Level 1)		(Level 3)
		Quoted Prices in	(Level 2)	Significant
	September 30,	Active Markets for	Significant Other	Unobservable
(In thousands)	2011	Identical Assets	Observable Inputs	Inputs

Impaired Loans	$5,109	$-	$-	$5,109

Foreclosed Assets	$658	$-	$-	$658

	December 31,
	2010

Impaired Loans	$4,214	$-	$-	$4,214

Foreclosed Assets	$799	$-	$-	$799

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s balance sheet. The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010:

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

The following table summarizes the carrying amount and fair value estimates of the Company’s financial instruments at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying or		Carrying or
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$1,607	$1,607	$1,447	$1,447
Time deposits in other banks	8,296	8,296	19,596	19,596
Securities available for sale	16,480	16,480	17,462	17,462
Loans receivable, net	130,936	132,264	121,030	121,407
Restricted investment in bank stock	533	533	790	790
Accrued interest receivable	677	677	631	631

Financial Liabilities:
Demand and savings deposits	101,481	101,481	110,161	110,161
Time deposits	36,204	35,985	26,238	26,094
Borrowings	5,161	5,242	11,000	11,036
Accrued interest payable	67	67	70	70

Off-Balance Financial Instruments:
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-

Note 10 - Contingencies

In the normal course of business, the Company is subject to various lawsuits involving matters generally incidental to its business.  Other than as described below, Management is of the opinion that the ultimate liability, if any, resulting from any pending actions or proceedings will not have a material effect on the financial position or results of operations of the Company.

On December 14, 2009, Union Center National Bank ("UCNB") initiated an action in New Jersey Superior Court against the Bank seeking to require the Bank to repurchase UCNB's participation interest in a loan with a total principal amount of $6.9 million. UCNB held 85.5072% of the loan. UCNB also asserted a claim for negligent handling and administration of the loan. The Bank filed an answer contesting liability and asserted counterclaims against UCNB. UCNB filed a motion for summary judgment, which was denied without prejudice. The parties filed cross-motions for partial summary judgment.  In response, the court referred the case to mediation, and through the mediation process, the parties have reached an agreement in principal to settle this dispute, subject to satisfaction of certain conditions. Under the agreement in principal, the Company will acquire UCNB’s interest in the loan and underlying collateral for a price of $2.225 million and the parties will each dismiss their claims in the underlying lawsuit with prejudice and exchange limited releases. Consummation of the agreement in principal is to occur on or before November 21, 2011. The Company estimates no significant loss on the settlement as management believes the net realizable value of the collateral on this impaired loan is adequate to cover the carrying value of the loan after the repurchase.  The loan is in the process of foreclosure.

Note 11 – New Accounting Standards

ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolio by expanding credit risk disclosures. This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.

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

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which updates ASC 310. This updated clarifies which loan modifications constitute troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: 1) the restructuring constitutes a concession; and 2) the debtor is experiencing financial difficulty. The update clarifies the guidance on a creditor’s evaluation of whether it has granted a concession to note that if a debtor does not otherwise have access to funds at a market rate for debt with similar characteristics as the restructured debt, the restructuring would be considered to be at a below-market rate, which may indicate that the creditor has granted a concession. Additionally, a temporary or permanent increase in the contractual interest rate as a result of a restructuring does not preclude the restructuring from being considered a concession because the new contractual interest rate on the restructured debt could still be below the market interest rate for new debt with similar characteristics. Furthermore, a restructuring that results in a delay in payment that is insignificant is not a concession. The update also clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty to note that a creditor may conclude that a debtor is experiencing financial difficulties, even though the debtor is not currently in payment default. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011. The adoption did not have a significant impact on our financial position or results of operations, as we had already implemented these principles in our evaluations of TDRs during 2011.

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

In September, 2011, the FASB issued Accounting Standards Update (ASU) 2011-08, Testing Goodwill for Impairment. The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new first step to the preexisting goodwill impairment test under ASC Topic 350, Intangibles – Goodwill and other. This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of goodwill has fallen below its carrying value. If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under Topic 350. The amendments in this ASU are effective for impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is evaluating the impact of this ASU on its consolidated financial statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Highlands Bancorp, Inc. (the “Company”) and its consolidated subsidiary, Highlands State Bank (the “Bank”), as of September 30, 2011 and for the three and nine month periods ended September 30, 2011 and 2010. This discussion should be read in conjunction with the preceding financial statements and related footnotes, as well as with the audited financial statements and the accompanying notes for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

The Company’s assets declined $2.7 million from $164.2 million at December 31, 2010 to $161.6 million at September 30, 2011 due to net maturities of time deposits in other banks of $11.3 million, and calls, maturities and sales of investment securities. These funds were used during the period to fund loan portfolio growth and to pay down FHLB borrowings. As a result, we experienced a decline in the investment portfolio of $982 thousand. Net loans increased $9.9 million to $130.9 million at September 30, 2011, reflecting growth in commercial real estate and construction loans, partially offset by home equity, residential and commercial loan paydowns and payoffs.  Total deposits increased $1.3 million from $136.4 million at December 31, 2010 to $137.7 million at September 30, 2011. Increases in time deposits, money market account, and interest-bearing demand balances of $10.0 million, $515 thousand, and $463 thousand, respectively were partially offset by declines in savings and checking balances of $8.7 million and $1.0 thousand, respectively. Borrowings decreased $6.0 million from $11.0 million at December 31, 2010 to $5.0 million at September 30, 2011 as excess liquidity was also used to pay down FHLB borrowings.

The Company had net income of $275 thousand for the third quarter of 2011 compared to net income $130 thousand for the third quarter of 2010.  Net income available to common stockholders, reflecting the impact of dividends paid on the Company’s preferred stock issued to the Treasury, for the three months ended September 30, 2011 was $120 thousand compared to net income available to common stockholders for the three months ended September 30, 2010 of $51 thousand. Net income for the nine months ended September 30, 2011 was $736 thousand compared to $332 thousand in the prior year, and net income available to common stockholders for the first nine months of 2011 was $422 thousand compared to $94 thousand for the prior year period.   Net income available to common stockholders and the related net income per diluted common share for the third quarter of 2011 and year-to-date 2011 includes a charge to retained earnings of $83,000 for the remaining unaccreted discount on preferred stock issued to the United States Treasury (“Treasury”) in 2009 under the Treasury’s Capital Purchase Program (“CPP”). The one-time write-off was the result of the Company redeeming the Treasury’s CPP preferred in order to participate in the Treasury’s Small Business Lending Fund (“SBLF”). As a result of the Company’s participation in the SBLF and its redemption of the CPP preferred stock, the Company expects to pay preferred stock dividends at a lower rate in future periods.

The cost of interest-bearing liabilities for the third quarter of 2011 decreased 14 basis points to 1.01% compared to 1.15% for the third quarter of 2010, reflecting a general decline in rates paid on deposits. The largest declines were evident in the yields paid on time deposits, savings, and money market account balances as a result of management’s on-going monitoring and response to the continued low interest rate environment. Yields earned on interest-earning assets increased for the third quarter of 2011 to 4.78%, from 4.40% for the same period of 2010. Loan portfolio yields increased 2 basis points to 5.55% for 2011, when compared to 5.53% for the third quarter of 2010. When compared to the third quarter of 2010, yields on investment securities for the third quarter of 2011 declined 130 basis points from 3.15% to 1.85% due to calls, maturities and sales of higher yielding securities, and the yield on short-term investments decreased 50 basis points from 1.23% to 0.73% due to declines in the rates paid on deposits with other banks. As a result, the net interest rate spread increased 51 basis points for the three months ended September 30, 2011 to 3.76%. The net interest margin also improved 50 basis points to 4.01% for the third quarter of 2011 from 3.51% for the third quarter period of 2010. For the nine months ended September 30, 2011, the yield on earning assets increased 12 basis points to 4.70% when compared to 4.58% for the nine months ended September 30, 2010, while the cost of funds declined 28 basis points for the first nine months of 2011 when compared to the same period in 2010. This resulted in a 41 basis point improvement in the net interest spread to 3.70%. The net interest margin improved to 3.94% for the nine months ended September 30, 2001, from 3.56% for the comparable period of 2010.

Comparison of Results of Operation for the Three Months Ended September 30, 2011 and 2010

Net Interest Income

Total interest income for the three months ended September 30, 2011 increased $98 thousand as compared to the three months ended September 30, 2010 as increased loan interest income from growth in the loan portfolio was partially offset by decreases in interest income from other asset classes as a result of calls, maturities, and sales of investment securities and lower time deposit balances in other banks. Average earning assets were $160.6 million for the three months ended September 30, 2011 compared to $165.3 million for the three months ended September 30, 2010. The average balance of loans receivable increased to $131.8 million during the current quarter from $114.7 million in the year ago period. The yield on average earning assets was 4.78% for the third quarter of 2011 compared to 4.40% for the third quarter of 2010, reflecting the increase in higher yielding loans. The yield on the loan portfolio increased 2 basis points to 5.55% in the current quarter from 5.53% in the year ago period. Yields on other interest earning assets reflected declines, with the largest decrease in the investment securities portfolio, on which the yield declined to 1.85% in the three months ended September 30, 2011 from 3.15% in the prior year period, due to sales, calls and maturities of higher yielding securities, and continued low interest rate reinvestment opportunities.

Total interest expense for the three months ended September 30, 2011 decreased $33 thousand to $306 thousand as compared with $369 thousand for the three months ended September 30, 2010 as a result of savings balance declines and reductions to rates paid on interest-bearing deposit account balances across the portfolio. Average interest bearing liabilities were $121.0 million for the three months ended September 30, 2011 compared to $128.6 million for the three months ended September 30, 2010, and reflected increases in time deposits, money market and interest-bearing checking accounts,  offset by decreases in savings account balances and borrowed funds. The yield on average interest bearing liabilities was 1.01% for the third quarter of 2011 compared to 1.15% for the third quarter of 2010. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the three months ended September 30, 2011 was $1.6 million compared to net interest income of $1.5 million for the three months ended September 30, 2010. The improvement in net interest income for 2011 is a result of growth in the loan portfolio and the reduced cost of funds associated with interest-bearing deposit balance declines and reductions in interest rates paid on deposits. The Company’s net interest margin for the three months ended September 30, 2011 increased 50 basis points to 4.01% from 3.51% for the three months ended September 30, 2010.

The table below sets forth average balances and corresponding yields for the three month periods ended September 30, 2011 and September 30, 2010:

	2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans receivable	$131,808	$1,828	5.55%	$114,732	$1,587	5.53%
Securities available for sale	15,388	71	1.85%	17,520	138	3.15%
Federal funds sold	4,060	1	0.10%	3,205	2	0.25%
Deposits with other banks	9,325	17	0.73%	29,814	92	1.23%
Total interest-earning assets	160,581	1,917	4.78%	165,271	1,819	4.40%

Non-interest earning assets	4,827			4,395

TOTAL ASSETS	$165,408			$169,666

Interest-bearing liabilities:
Demand, interest-bearing	$7,359	$8	0.43%	$6,865	$12	0.70%
Money market and savings	71,867	125	0.70%	85,512	172	0.80%
Time deposits	36,777	139	1.51%	29,623	150	2.03%
Borrowed funds	5,041	34	2.70%	6,564	35	2.13%
Total interest-bearing liabilities	121,044	306	1.01%	128,564	369	1.15%

Non-interest bearing liabilities:
Demand, non-interest bearing deposits	26,936			24,383
Other liabilities	501			428

Stockholders' equity	16,927			16,291

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$165,408			$169,666

Net interest income/rate spread		$1,611	3.76%		$1,450	3.25%

Net interest margin			4.01%			3.51%

Provision for Loan Losses

For the three months ended September 30, 2011, we recognized a provision for loan losses of $235 thousand, compared to $121 thousand for the three months ended September 30, 2010. The higher provision was due to increases in both the total loan portfolio and in the level of non-performing assets, and reflects management’s view of the risks inherent in the portfolio in the current economic environment. At September 30, 2011, the allowance for loan losses of $2.0 million represented 1.54% of total outstanding loans, compared to 1.38% of total outstanding loans at December 31, 2010. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Company’s market area, the allowance is believed to be adequate. The Company has not participated in any sub-prime lending activity. There were no charged off loans or recoveries during the third quarter of 2011, while the third quarter of 2010 reflected $168 thousand in charged off loans and no recoveries.

Non-interest Income

Total non-interest income was $125 thousand for the three month period ended September 30, 2011 compared to $107 thousand for the same period in 2010. The increase for 2011 when compared to the same period of last year is primarily due to higher debit card interchange and other loan fees for a combined total of $6 thousand, and from rental income collected on a foreclosed property during the third quarter of 2010.

Non-interest Expense

Non-interest expenses decreased $80 thousand or 6.1% from $1.3 million for the three months ended September 30, 2010 to $1.2 million for the three month period ended September 30, 2011 due to a decrease in professional fees of $171 thousand. The decrease is primarily due to the receipt of an insurance claim reimbursement of $133 thousand relating to legal fees incurred for a loan-related litigation expense incurred in prior periods. There were increased salary and benefits charges of $46 thousand due to increases in staff and medical costs, higher rent expense of $30 thousand as a result of the Totowa branch relocation and contracted annual rent increases for the bank’s other two locations, and increased audit costs of $17 thousand, higher data processing charges of $8 thousand, increased foreclosed asset costs of $12 thousand, higher shareholder expense of $7 thousand, and increased loan-related expenses of $7 thousand.

Income Taxes

Income tax expense on pre-tax income of $275 thousand and $130 thousand for the three months ended September 30, 2011 and 2010, respectively, was offset by the utilization of net operating loss carryforwards and the resultant reversal of the valuation allowance on deferred tax assets of approximately $110 thousand and $52 thousand, respectively. The remaining deferred tax benefit related to net operating loss carryforwards has not been recognized due to uncertainty of realization. The Company has net operating loss carryforwards available for federal and state income tax purposes of approximately $7.0 million and $4.0 million, respectively at September 30, 2011 which start to expire in 2025 for federal purposes and 2012 for state purposes.

Comparison of Results of Operation for the Nine Months Ended September 30, 2011 and 2010

Net Interest Income

Total interest income for the nine months ended September 30, 2011 remained stable at $5.6 million as compared to the prior year period. Interest income was impacted by lower balances in investment securities and time deposits with other banks due to calls, maturities and sales, offset by higher interest income from loan portfolio growth. Average earning assets were $160.0 million for the nine months ended September 30, 2011 compared to $162.6 million for the nine months ended September 30, 2010. The yield on average earning assets for the first nine months of 2011 was 4.70% compared to 4.58% for the same period of last year.

Total interest expense for the nine months ended September 30, 2011 decreased $322 thousand to $917 thousand as compared with $1.2 million for the nine months ended September 30, 2010, primarily due to lower savings account balances and borrowings, and from reductions made to rates paid on deposits. Average interest bearing liabilities were $122.1 million for the nine months ended September 30, 2011 compared to $128.3 million for the nine months ended September 30, 2010. The yield on average interest bearing liabilities was 1.00% for the first three quarters of 2011 compared to 1.29% for the first three quarters of 2010. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates paid to depositors.

Net interest income for the nine months ended September 30, 2011 was $4.7 million compared to net interest income of $4.3 million for the nine months ended September 30, 2010. The improvement in net interest income for the first three quarters of 2011 is a result of a lower cost of funds and loan growth. Our net interest margin for the nine months ended September 30, 2011 increased 38 basis points to 3.94% from 3.56% for the nine months ended September 30, 2010, due to the continued low interest rate environment.

The following table sets forth average balances and corresponding yields for the nine month periods ended September 30, 2011 and September 30, 2010:

Average Balances, Interest Income and Interest Expense, and Rates
	2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans receivable	$127,717	$5,304	5.54%	$115,864	$4,784	5.51%
Securities available for sale	15,679	243	2.07%	18,679	497	3.55%
Federal funds sold	2,813	2	0.09%	2,307	4	0.23%
Deposits with other banks	13,750	93	0.90%	25,724	300	1.55%
Total interest-earning assets	159,959	5,642	4.70%	162,574	5,585	4.58%

Non-interest earning assets	4,799			4,437

TOTAL ASSETS	$164,758			$167,011

Interest-bearing liabilities:
Demand, interest-bearing	$7,039	$26	0.49%	$5,412	$29	0.71%
Money market and savings	73,835	375	0.68%	84,983	621	0.97%
Time deposits	35,385	413	1.56%	30,350	473	2.08%
Borrowed funds	5,847	103	2.35%	7,518	116	2.06%
Total interest-bearing liabilities	122,106	917	1.00%	128,263	1,239	1.29%

Non-interest bearing liabilities:
Demand, non-interest bearing deposits	25,689			21,978
Other liabilities	487			443

Shareholders' equity	16,476			16,327

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$164,758			$167,011

Net interest income/rate spread		$4,725	3.70%		$4,346	3.29%

Net interest margin			3.94%			3.56%

Provision for Loan Losses

For the nine months ended September 30, 2011, we recognized a provision for loan losses of $362 thousand, compared to a provision of $558 thousand for the nine months ended September 30, 2010. Our non-accrual loans remained flat at $4.1 million at September 30, 2011 and year end 2010. Non-performing loans, including troubled debt restructures, increased to $6.0 million at September 30, 2011 compared to $5.0 million at December 31, 2010. The increased provision reflects an increase in the total portfolio and our non-performing loans, as well as management’s view of the risks inherent in the portfolio in the current economic environment. At September 30, 2011, the allowance for loan losses totaled $2.0 million representing 1.54% of total outstanding loans, compared to 1.38% of total outstanding loans at year end 2010. Based principally on economic conditions, asset quality, and loan-loss experience including that of comparable institutions in our market area, the allowance is believed to be adequate. We have not participated in any sub-prime lending activity. There were $73 thousand in loans charged off and $67 thousand in recoveries during the first nine months of 2011.

Non-interest Income

Total non-interest income was $365 thousand for the nine month period ended September 30, 2011 compared to $398 thousand for the same period in 2010. This decrease of $33 thousand is primarily due to realized gains on the sale of investment securities during the second quarter of 2010 of $87 thousand compared to $45 thousand in realized gains for the same period in 2011, lower loan and deposit fee activity of $4 thousand, and a loss on the sale of a foreclosed property of $11 thousand in 2011, partially offset by an increase in other income of $24 thousand.

Non-interest Expense

Non-interest expenses increased $138 thousand or 3.6% from $3.9 million for the nine months ended September 30, 2010 to $4.0 million for the same period in 2011. The increase is primarily the result of $109 thousand in higher salary and benefits costs due to additions made to staff as a result of loan portfolio growth, higher data processing costs of $39 thousand, other real estate owned costs of $59 thousand and loan expenses of $23 thousand. These increased charges were partially offset by declines in bank facilities and equipment depreciation, and lower professional services costs due to a legal fee insurance claim reimbursement of $133 thousand.

Income Taxes

Income tax expense on pre-tax income of $736 thousand and $332 thousand for the nine months ended September 30, 2011 and 2010, respectively, was offset by the utilization of net operating loss carryforwards and the resultant reversal of the valuation allowance on deferred tax assets of approximately $294 thousand and $133 thousand, respectively. The remaining deferred tax benefit related to net operating loss carryforwards has not been recognized due to uncertainty of realization. The Company has net operating loss carryforwards available for federal and state income tax purposes of approximately $7.0 million and $4.0 million, respectively, at December 31, 2010 which start to expire in 2025 for federal purposes and 2012 for state purposes.

FINANCIAL CONDITION

Time Deposits in Other Banks

Time deposits in other banks decreased $11.3 million, or 57.7% from $19.6 million at December 31, 2010 to $8.3 million at September 30, 2011. These time deposits had original maturities of one year or less. Management determined that in light of our foreseeable liquidity needs, and the market rates available on time deposits, we were better served allowing these deposits to mature and use the excess funds to pay down debt, increase liquidity and fund loan originations.

Securities

The Company’s securities portfolio continues to be classified, in its entirety, as “available for sale.”  Management believes that a portfolio classification of available for sale allows greater flexibility in managing the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide a return on investment while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. agency securities, mortgage-backed securities issued by FHLMC or FNMA, and corporate bonds. The Company holds no derivatives as of September 30, 2011.

Total securities at September 30, 2011 were $8.3 million compared to securities of $17.5 million at December 31, 2010. During the first and second quarters of 2011 the Company sold most of its investments in corporate securities and preferred stock investment in large financial corporations which resulted in realized gains of $38 thousand, and $7 thousand, respectively. The carrying value of the securities portfolio as of September 30, 2011 includes a net unrealized gain of $216 thousand, which is recorded as accumulated other comprehensive income in stockholders’ equity. This compares to a net unrealized gain of $258 thousand at December 31, 2010. No securities are deemed to be other than temporarily impaired. The decline in the investment securities portfolio reflects sales, maturities, calls and principal payments received during this period exceeding purchases, as the Company used part of the excess liquidity to fund growth in the loan portfolio, reduction of the Company’s outstanding debt and for funding future loan and cash needs.

Restricted Investment in Bank Stock

Restricted investment in bank stock as of September 30, 2011 was $533 thousand, decreasing $257 thousand or 32.5% from $790 thousand at December 31, 2010. This balance is comprised of capital stock of correspondent banks and the Federal Home Loan Bank, and fluctuates primarily due to activity-based requirements related to outstanding borrowings with the Federal Home Loan Bank.

Loans

The loan portfolio comprises the largest component of the Company’s earning assets. All of the Company’s loans are to domestic borrowers. Total loans, net of the allowance, increased $9.9 million to $130.9 million at September 30, 2011 from $121.0 million at December 31, 2010. The loan to deposit ratio increased from 88.7% at December 31, 2010 to 95.1% at September 30, 2011, reflecting stronger loan growth than deposit growth. The Company’s loan portfolio at September 30, 2011 was comprised of consumer loans of $34.2 million, a decrease of $4.8 million from December 31, 2010, and commercial loans of $98.8 million, an increase of $15.1 million from December 31, 2010, before the allowance for loan losses. The increase in commercial loans is primarily the result of commercial real estate originations, and the decrease in consumer loans is due to declines in home equity and residential real estate loan balances. The Company has not originated, nor does it intend to originate, sub-prime mortgage loans.

Allowance for Loan Losses and Credit Quality

The allowance for loan losses increased $355 thousand to $2.0 million at September 30, 2011 from December 31, 2010. At September 30, 2011 and December 31, 2010, the allowance for loan losses represented 1.54% and 1.38% respectively of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of comparable institutions in the Company’s market area, management believes the allowance is adequate to absorb reasonably anticipated losses.

The following table summarizes non-performing loans and other non-performing assets at the dates indicated:

	9/30/2011	12/31/2010
	(In Thousands)
Non-accrual loans	$4,104	$4,144
Loans past due 90 days and
still accruing	827	-
Troubled debt restructurings	1,057	827
OREO property	658	799
Allowance for loan losses to total loans	1.54%	1.38%
Non-performing loans to total loans	4.50%	4.05%

At September 30, 2011 the company had fifteen non-accrual loans totaling $4.1 million, remaining stable with the prior year end. There was one restructured loan past due greater than 90 days and accruing of $827 thousand, and performing restructured loans with an aggregate balance of $1.0 million. The company had two commercial properties in the amount of $658 thousand classified as other real estate owned at September 30, 2011. The uncertainty in the economy continues to be a drag on property sales. Included in non-accrual loans at September 30, 2011 were three construction loans with an aggregate balance of $2.1 million. One of these construction loans with a balance of $387 thousand has been written down substantially to the collateral fair market value and is expected to be sold or taken back as OREO late in the fourth quarter. The other two non –accrual construction loans totaling $1.7 million are part of a housing subdivision that has active sales contracts and is now constructing a pre- sold home, and the Company expects the construction and sale of this home to be completed before year end. The Company remains in control of the disbursements and cash flow of this project.  At September 30, 2011 commercial real estate non-accrual loans totaled $1.3 million.  The two properties included in this amount are moving through the foreclosure process. It is expected that one of the properties with a balance of $745 thousand will be sold before year end. This property is part of participation with another bank, which has received a judgment of foreclosure and is moving towards a sale. The other loan of $316 thousand has been through the legal process and the Company is waiting for the final judgment of foreclosure to be entered. This loan has a 90% guarantee from the USDA.  Management believes these construction and commercial real estate loans are adequately collateralized by the property values. Management is also encouraged by the stabilization of the local real estate market overall.

The commercial non-accrual loan balance at September 30, 2011 consisted of six loans with a balance of $208 thousand. Of these six loans two with balance of $390 thousand bear a 90% guarantee from the USDA. Also at September 30, 2011 there were two home equity loans with a balance of $156 thousand, and two residential first mortgages with balances of $350 thousand, classified as non-accrual. The two residential first mortgages are well secured, with one having an LTV of 23% and the other having mortgage insurance.

At September 30, 2011 other real estate owned consisted of two properties with a net realizable value of $658 thousand. Both properties are being actively marketed.

At September 30, 2011 impaired loans totaled $5.5 million, an increase of $1.1 million from December 31, 2010. The allowance for loan losses on the impaired loans at September 30, 2011 was $368 thousand as compared to $276 thousand at June 30, 2011 and $176 thousand at December 31, 2010.

Management continues to monitor the Company’s asset quality and believes that the non-performing assets are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.  However, given the uncertainty of the current real estate market, additional provisions for losses may be deemed necessary in future periods.

The Company seeks to actively manage its non-performing assets.  In addition to monitoring and collecting on delinquent loans, management maintains a loan review process for customers with aggregate relationships of $650 thousand or more.

Premises and Equipment

Bank premises and equipment, net of accumulated depreciation, increased $47 thousand from December 31, 2010 to September 30, 2011. This increase is primarily due to the construction and fit out of the new Totowa branch location.

Deposits

Total deposits at September 30, 2011 increased $1.3 million to $137.7 million from $136.4 million at December 31, 2010. Time deposits, money market and interest-bearing checking balances increased by $10.0 million, $515 thousand, and $463 thousand, respectively when compared to December 31, 2010. Part of the growth in time deposit balances is due to the Company’s use of short-term brokered and non-brokered wholesale funding. Savings deposits and non-interest bearing checking account balances declined $8.7 million, and $1.0 million, respectively. The decline in savings deposits is attributed to decreases made to the savings rate paid in 2010, which caused a migration of deposits to higher paying money market accounts.

Borrowed Funds

Borrowings at September 30, 2011 declined $5.8 million to $5.2 million from $11.0 million at December 31, 2010, as maturing short term FHLB advances were paid off. These advances were collateralized by restricted investments in FHLB bank stock, U.S. Government sponsored agency securities, and mortgage backed securities. The balance of borrowings outstanding at September 30, 2011 included $161 thousand in overnight federal funds purchased.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $1.6 million at September 30, 2011, compared to $1.4 million at December 31, 2010.

Additional liquidity sources include maturities of time deposits in other banks, and principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital. At September 30, 2011, the Company had $8.3 million of time deposits with other banks that had maturities of less than twelve months, and $16.5 million of available for sale securities. Securities with carrying values of approximately $9.1 million at September 30, 2011 were pledged as collateral to secure borrowings, public deposits, and for other purposes required or permitted by law. The Company also has borrowing capacity with the Federal Home Loan Bank of New York and a line of credit with Atlantic Central Bankers Bank as discussed in Note 8 of this filing.

Contractual Obligations

The Company currently leases its main banking office at 310 Route 94 in Vernon, New Jersey and each of its two branch locations at 351 Union Boulevard in Totowa, New Jersey and 351 Sparta Avenue in Sparta, New Jersey. These leases expire in 2016, 2012, and 2014, respectively. In addition, the Company has contracted to lease its new Totowa branch location at 650 Union Boulevard in Totowa, New Jersey which will open in early October 2011. This lease will expire in 2021.

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist mainly of unfunded loans and lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $32.7 million at September 30, 2011 and $40.0 million at December 31, 2010. The Company also has letters of credit outstanding of $275 thousand at September 30, 2011 and $435 thousand at December 31, 2010. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $17.8 million as of September 30, 2011, representing a net increase of $1.7 million from December 31, 2010. The increase in capital was a result of earnings of $736 thousand for the nine months ended September 30, 2011 reduced by preferred stock dividends of $210 thousand, and by a decline in the net holding gain on available for sale securities of $42 thousand. As discussed in footnote 5 to the financial statements, the Company redeemed preferred stock of $5.6 million under the Treasury’s Capital Purchase Program (“CPP”) with funds received from the Treasury’s Small Business Lending Fund (“SBLF”) preferred stock in the amount of $6.9 million, which brought in $1.2 million additional capital to the Company. As a result of the Company’s participation in the SBLF and its redemption of the CPP preferred stock, the Company expects to pay preferred stock dividends at a lower rate in future periods.

The following table provides a comparison of the Bank’s regulatory capital ratios. Since the Company has less than $500 million in consolidated assets, it is not subject to regulatory capital requirements:

	September 30,	December 31,
(In Thousands except for ratios)	2011	2010
Tier I, common stockholders' equity	$16,819	$15,045
Tier II, allowable portion of allowance for loan losses	1,750	1,693
Total capital	18,569	16,738

Total risk-based capital	13.3%	12.2%
Tier I risk-based capital	12.0%	11.0%
Tier I leverage capital	10.2%	9.1%

At September 30, 2011, the Bank exceeded the minimum regulatory capital requirements necessary to be considered a “well capitalized” financial institution under applicable federal banking regulations.

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

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended September 30, 2011, including any corrective actions with regard to significant deficiencies and material weakness.

Part II - Other Information

Item 1 - Legal Proceedings

The Company is an occasional party to legal actions arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect the Company’s operations or financial position.

On December 14, 2009, Union Center National Bank ("UCNB") initiated an action in New Jersey Superior Court against the Bank seeking to require the Bank to repurchase UCNB's participation interest in a loan with a total principal amount of $6.9 million. UCNB held 85.5072% of the loan. UCNB also asserted a claim for negligent handling and administration of the loan. The Bank filed an answer contesting liability and asserted counterclaims against UCNB. UCNB filed a motion for summary judgment, which was denied without prejudice. The parties filed cross-motions for partial summary judgment.  In response, the court referred the case to mediation, and through the mediation process, the parties have reached an agreement in principal to settle this dispute, subject to satisfaction of certain conditions. Under the agreement in principal, the Company will acquire UCNB’s interest in the loan and underlying collateral for a price of $2.225 million and the parties will each dismiss their claims in the underlying lawsuit with prejudice and exchange limited releases. Consummation of the agreement in principal is to occur on or before November 21, 2011. The Company estimates no significant loss on the settlement as management believes the net realizable value of the collateral on this impaired loan is adequate to cover the carrying value of the loan after the repurchase.  The loan is in the process of foreclosure.

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

*   These interactive data files are being furnished as part of this Quarterly Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANCORP, INC.

Date: November 14, 2011	By:	/s/ George E. Irwin
George E. Irwin
President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ Eileen D. Piersa
Eileen D. Piersa
Chief Financial Officer