Form 10-K
period 2011-12-31
HIGHLANDS BANCORP, INC.
filed 2012-03-28
CIK 1494186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2011

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	To

Commission file number: 000-54110

Highlands Bancorp, Inc.
(Exact name of registrant as specified in its charter)

New Jersey	27-1954096
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

310 Route 94, Vernon, New Jersey 07462
Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code	973-764-3200

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, no par value
(Title Of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked price on June 30, 2011 was $6,258,917.

As of March 28, 2012, 1,788,262 shares of the registrant's common stock were issued and outstanding.

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

The Bank is a New Jersey state chartered bank which commenced operations on October 31, 2005.  The Bank is a full service bank providing personal and business lending and deposit services.  The Bank’s primary market is Sussex and Passaic Counties in New Jersey. HSB Mountain Lakes, LLC was formed as a subsidiary of the Bank in 2010 to hold certain real estate acquired in settlement of loans. HSB Chapel LLC, and HSB Village Way LLC were formed as subsidiaries of the Bank in 2011 also to hold real estate properties acquired in settlement of loans. The Bank’s principal office is located at 310 Route 94 in Vernon, NJ. We also operate two additional branch offices at 351 Sparta Ave, Sparta, New Jersey and at 650 Union Boulevard, Totowa, New Jersey. Our Sparta office was acquired as part of our merger with Noble Community Bank, which was consummated at the end of 2008. Our new Totowa branch office, which opened in the fourth quarter of 2011, replaced the Bank’s original Totowa branch which opened in 2009, designed to capitalize on the Passaic County contacts of our President and Chief Executive Officer, George E. Irwin. Mr. Irwin served as the President and Chief Executive Officer of Greater Community Bank of Totowa, New Jersey for over 18 years.

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

The Bank structures its specific services and fees in a manner designed to attract the business of small and medium-sized businesses and the professional community, as well as that of individuals, in the Sussex and Passaic Counties, New Jersey area. The Bank engages in a wide range of lending activities and offers commercial, consumer, mortgage, construction and personal loans. All lending decisions are made on the basis of credit soundness. The Bank from time to time participates in multi-bank credit arrangements in order to take part in loans for amounts that are in excess of the Bank's legal lending limit. In commercial lending, the Bank offers loans for equipment and working capital needs, as well as for financing of commercial real estate. In consumer lending, the Bank offers personal, automobile, bridge, home equity and home improvement loans. The Bank also makes one-to-four-family residential real estate loans.

The Bank believes it offers competitive rates for its services, thereby enabling consumers and business entities in its service area to avail themselves of the Bank's credit and non-credit services.

Unless otherwise indicated, the terms “us”, “we”, and “our” refer to the Company on a consolidated basis.

Participation in the Capital Purchase Program

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

On May 8, 2009, the Bank issued to the Treasury 3,091 shares of Series 2009A Preferred Stock and  a warrant to purchase 155 shares of the Bank’s Series 2009B Preferred Stock for an aggregate purchase price of $3,091,000 in cash (“TARP funds”).  The warrant was exercised as a cashless exercise on May 8, 2009 and 155 shares of Series 2009B Preferred Stock were issued.  Both series of preferred stock qualified as Tier 1 capital.  On December 22, 2009, the Bank consummated a second financing with the Treasury under the Capital Purchase Program for Small Banks pursuant to which the Bank issued to the Treasury an additional 2,359 shares of Series 2009A Preferred Stock for total proceeds of $2,359,000. The Series 2009A Preferred Stock paid non-cumulative dividends of 5% per annum for the first five years and 9% per annum thereafter.  Series 2009B Preferred Stock paid non-cumulative dividends of 9% per annum.

Upon consummation of the holding company reorganization on August 31, 2010, the Company assumed all of the Bank’s obligations under the preferred stock, and issued to the Treasury shares of the Company’s preferred stock in exchange for the outstanding shares of Bank preferred stock.

Participation in the Small Business Lending Program

In 2011, the Company applied to participate in the Treasury’s Small Business Lending Program, and the Company was approved to participate in the program, a $30 billion fund established under the Small Business Jobs Act of 2010 that encourages lending to small businesses by providing capital to qualified community banks with assets less than $10 billion. On September 22, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the Treasury, pursuant to which the Company issued and sold to the Treasury 6,853 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), having a liquidation preference of $1,000 per share (the “Liquidation Amount”), for proceeds of $6,853,000. The proceeds were used to redeem the Series 2009A and 2009B preferred stock previously issued to the Treasury under the Capital Purchase Program, and to further enhance the Bank’s business lending efforts.

The Series C Preferred Stock qualifies as Tier 1 capital. Non-cumulative dividends are payable quarterly on the Series C Preferred Stock, beginning January 1, 2012. The dividend rate is calculated as a percentage of the aggregate Liquidation Amount of the outstanding Series C Preferred Stock and is based on changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank.  Based upon the increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period, which is from the date of issuance through December 31, 2011, has been set at 1.65%.  For the 2nd through 10th calendar quarters, the annual dividend rate may be adjusted to between 1% and 5%, to reflect the amount of change in the Banks’ level of QSBL.  For the 11th calendar quarter through 4.5 years after issuance, the dividend rate will be fixed at between 1% and 7% based upon the increase in QSBL as compared to the baseline.  After 4.5 years from issuance, the dividend rate will increase to 9%.

The Series C preferred shares are non-voting, other than class voting rights on matters that could adversely affect the shares. The preferred shares are redeemable at any time, with Treasury, Federal Reserve and FDIC approval.  Apart from the Series C shares, no other shares of the Company’s preferred stock are currently outstanding.

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

The deposit services we offer include checking accounts, savings accounts and certificates of deposit for both personal and business use.  As of December 31, 2011, the Company had total deposits of $141.0 million. We offer commercial, consumer and mortgage related products with particular emphasis on loans that are tailored to meet the needs of small- to medium sized businesses, professionals and individuals.  These products include commercial and residential mortgage, term and working capital loans and home equity credit lines.  As of December 31, 2011, the Company had total net loans of $131.3 million.

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

Commercial and Commercial Real Estate Loans.  The commercial loan portfolio consists primarily of commercial loans to small and medium sized businesses and individuals for general business and real estate uses.  Commercial and commercial real estate loans are generally secured by real estate and/or by the guarantees of the principals of the borrowers.   Commercial loans that exceed our legal limits are participated with other commercial banks.  At December 31, 2011, we had $93.6 million in commercial loans outstanding, representing 70.2% of the total loan portfolio.

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

Construction Loans.  Construction loans are generally made to builders, developers and consumers who wish to build their own homes or commercial structures.  These loans are secured by the real estate being developed and are generally personally guaranteed by the principals of the borrowers.  The duration of construction loans generally is limited to 12 to 18 months, although payments may be structured on a longer amortization basis.  Construction loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and, on some occasions, the sale of the property.  As of December 31, 2011, the Company had $6.5 million of real estate construction loans outstanding, representing 4.8% of the total loan portfolio.

Residential Real Estate and Home Equity Loans.  We offer both home equity lines of credit and home equity loans.  Risks associated with loans secured by residential properties are generally lower than commercial real estate and construction loans and include general economic risks, such as the strength of the job market, employment stability and the strength of the housing market.  Since most loans are secured by a primary or secondary residence, the borrower’s continued employment is the greatest risk to repayment.  As of December 31, 2011, the Company had $10.4 million in residential real estate loans outstanding representing 7.8% of the total loan portfolio, and $22.7 million in home equity loans outstanding, representing 17.0% of the total loan portfolio.

Consumer Loans.  We offer a variety of loans to individuals for personal and household purposes.  Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.  At December 31, 2011, the Company had $222 thousand in consumer loans outstanding, representing 0.2% of the total loan portfolio.

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

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default.  Under provisions of the Bank Holding Company Act, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy.  The Federal Reserve also has the authority under the Bank Holding Company Act to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

Insured Deposits.  The Dodd-Frank Wall Street Reform and Consumer Protection Act adopted in July 2010 (the “Dodd-Frank Act”) has caused significant changes in the FDIC’s insurance of deposit accounts. Among other things, the Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250 thousand per depositor. In addition, the Dodd-Frank Act includes provisions replacing, by statute, the FDIC’s program to provide unlimited deposit insurance coverage for noninterest bearing transactional accounts. Institutions are not required to opt into this coverage, and can not opt out of the program. In addition, institutions are not required to pay an additional assessment for this additional coverage. Under the Dodd-Frank Act, this unlimited coverage for non-interest bearing transaction accounts will expire on January 1, 2013.

On February 7, 2011 the FDIC announced the approval of a revised assessment system mandated by the Dodd-Frank Act. The Dodd-Frank Act requires that the base on which deposit insurance assessments are charged be revised from one based on domestic deposits to one based on assets.  The FDIC’s rule bases the assessment base on average total consolidated assets minus average tangible equity, instead of domestic deposits, and has lowered assessments for community banks with less than $10 billion in assets.  The new rate schedule was effective during the second quarter of 2011 and has reduced the Company’s costs for Federal deposit insurance.

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

Dividends. The Bank may pay dividends as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions.  Under the New Jersey Banking Act of 1948, the Bank may not pay a cash dividend unless, following the payment, the Bank’s capital stock will be unimpaired and the Bank will have a surplus of no less than 50% of the Bank capital stock or, if not, the payment of the dividend will not reduce the surplus.  In addition, the Bank cannot pay dividends in such amounts as would reduce the Bank’s capital below regulatory imposed minimums.

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

●	Directs the Federal Reserve to issue rules which limit debit-card interchange fees;
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

Employees

At December 31, 2011, we employed 38 full-time equivalent employees.  None of these employees are covered by a collective bargaining agreement and we believe that our employee relations are good.

Item 1A. Risk Factors.

Risks affecting Our Business:

Our nonperforming assets have substantially increased over the past several years, and this has, and will continue, to affect our results of operations.

At December 31, 2011, our total nonperforming assets increased to $10.1 million or 6.1% of our total assets, from $5.8 million or 3.5% of our total assets at December 31, 2010. Foreclosed real estate has increased $2.4 million to $3.2 million at year end 2011, compared to $799 thousand at year end 2010. This level of nonperforming assets reflects the continued general economic slowdown in our marketplace and its effect on our borrowers. The deterioration in credit quality has negatively impacted our results of operations, through additional provisions for loan losses and reduced interest income, and will continue to impact our performance until these assets are resolved. In addition, future increases in our nonperforming assets will further negatively affect our results of operations. We can give you no assurance that our nonperforming assets will not increase further.

The nationwide economic conditions may adversely affect our business by reducing real estate values in our trade area and stressing the ability of customers to repay their loans.

The New Jersey trade area, like the rest of the United States, has experienced economic contraction and continuing weak economic conditions. As a result, many companies have experienced reduced revenues and have laid off employees. These factors have stressed the ability of both commercial and consumer customers to repay their loans, and have, and may in the future, result in higher levels of nonaccrual loans.  In addition, real estate values have declined in the trade area. Since the majority of our loans are secured by real estate, declines in the market value of real estate impact the value of the collateral securing our loans, and could lead to greater losses in the event of defaults on loans secured by real estate.

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

In the event that we are unable to execute our business strategy of continued growth in loans and deposits, earnings could be adversely impacted.  The ability to continue to grow depends, in part, upon the ability to expand our market share, to successfully attract core deposits and identify loan and investment opportunities, as well as opportunities to generate fee-based income.  The ability to manage growth successfully will also depend on whether we can continue to efficiently fund asset growth and maintain asset quality and cost controls, as well as on factors beyond our control such as economic conditions and interest rate trends.

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

Our success depends to a great extent upon the general economic conditions of the local markets that we serve.  Unlike larger banks that are more geographically diversified, we provide banking and financial services primarily to customers in Sussex and Passaic Counties in the New Jersey market, so any decline in the economy of New Jersey could have an adverse impact the Company.

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

·
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

·
The market value of our securities portfolio may decline and result in other than temporary charges.  The values of securities in the portfolio are affected by factors that impact the U.S. securities market in general as well as specific financial sector factors and entities.  Further declines in these sectors may result in future other than temporary impairment charges.

·	Asset quality may deteriorate as borrowers become unable to repay their loans.

There is a risk that we may not be repaid in a timely manner, or at all, for loans we make.

The risk of non-payment (or deferred or delayed payment) of loans is inherent in commercial banking.  Such non-payment, or delayed or deferred payment of loans, may have a material adverse effect on our earnings and overall financial condition.  Additionally, in compliance with applicable banking laws and regulations, we maintain an allowance for loan losses created through charges against earnings.  As of December 31, 2011, the allowance for loan losses was $2.1 million.  Our marketing focus on small- to medium sized businesses may result in our assumption of certain lending risks that are different from or greater than those which would apply to loans made to larger companies.  We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow.  However, there can be no assurance that such procedures will actually reduce loan losses.

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

For example, the recently adopted Dodd-Frank Act has and will result in substantial new compliance costs, and may restrict certain sources of revenue. The Dodd-Frank Act was signed into law on July 21, 2010.  Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law, many of which will not become effective until various Federal regulatory agencies have promulgated rules implementing the statutory provisions.  Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on our business, results of operations and financial condition.  The Dodd-Frank Act, among other things:

●	Directs the Federal Reserve to issue rules to limit debit-card interchange fees;

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

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

■     telecommunications;
■     data processing;
■     automation;
■     internet-based banking;
■     telephone banking; and
■     debit cards and so-called “smart cards.”

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease our main banking office at 310 Route 94 in Vernon, New Jersey and each of our two branch locations at 650 Union Boulevard in Totowa, New Jersey and 351 Sparta Ave in Sparta, New Jersey.  These leases are as follows:

Location	Date Leased	Monthly Rental	Square Feet	Expiration of Term

Vernon	4/5/2005	$14,030.12	6,000	4/5/2016
Totowa	4/12/2011	$9,801.75	3,734	8/1/2021
Sparta	8/31/2004	$20,331.13	7,700	8/31/2014

Item 3. Legal Proceedings.

From time to time, we are subject to legal proceedings and claims in the ordinary course of business.  We are currently not aware of any such legal proceedings or claims that management believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition, or operating results of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

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

The following table shows the high and low sale prices for the common stock traded on the OTC Bulletin Board from January 1, 2010 through December 31, 2011

	Sales Price
	High		Low
		2011
First Quarter	$4.80		$3.20
Second Quarter	3.50		3.20
Third Quarter	6.00		3.00
Fourth Quarter	4.00		3.00

		2010
First Quarter	$5.75		$3.25
Second Quarter	5.00		3.37
Third Quarter	4.01		3.05
Fourth Quarter	4.00		3.00

There are five hundred and thirteen (513) record holders of the Company’s common stock.

The Company has not paid any dividends to date and has no plans to do so in the immediate future.  The Company may, in the future pay dividends as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions.  For as long as ownership of the Bank remains the Company’s primary business, the Company’s ability to pay dividends will be dependent upon the Bank’s ability to pay dividends to the Company. Under the New Jersey Banking Act of 1948, the Bank may not pay a cash dividend unless, following the payment, the Bank’s capital stock will be unimpaired and the Bank will have a surplus of no less than 50% of the Bank’s capital stock or, if not, the payment of the dividend will not reduce the surplus.  In addition, the Bank cannot pay dividends in such amounts as would reduce the Bank’s capital below regulatory imposed minimums. While the general terms and conditions of participation in the US Treasury’s SBLF program do not prohibit participating community banks from paying dividends to their shareholders, there are several conditions that may affect dividend payments. During participation in the SBLF program, any dividend or securities redemption must not result in more than a 10 percent decrease in the bank’s Tier I capital from a level existing immediately after the closing of the SBLF securities purchase agreement.

Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	124,000	$10.00	162,000
Equity compensation plans not approved by security holders	0	0	0
Total	124,000	$10.00	162,000

Recent Sales of Unregistered Securities.

In connection with the holding company reorganization, the Registrant issued one share of its common stock for each share of the common stock of Highlands State Bank outstanding. The transaction was undertaken pursuant to the exemption from registration provided under Section 3(a) (12) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis provides an overview of the consolidated financial condition and results of operations of Highlands Bancorp, Inc.  (the “Company”) as of December 31, 2011 and 2010 and for the years then ended. This discussion should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the years ended December 31, 2011 and 2010 contained elsewhere herein. Current performance does not guarantee and may not be indicative of similar performance in the future. The Company completed the holding company reorganization, and its acquisition of the Bank, in the third quarter of 2010. This transaction was accounted for in a similar manner to the pooling-of-interests method of accounting. Accordingly, the financial information relating to periods prior to the reorganization are reported under the name of Highlands Bancorp, Inc.

Critical Accounting Policies

The financial statements included in this report have been prepared in conformity with accounting principles generally accepted in the United States of America.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the periods then ended.  Actual results could differ significantly from those estimates.  Note 1 to the Company’s Consolidated Financial Statements for the year ended December 31, 2011 contains a summary of the Company’s significant accounting policies. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses, the valuation of foreclosed assets, the determination of other-than-temporary impairment on securities and the valuation of deferred tax assets.

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

Foreclosed Assets.  The Company’s valuation of foreclosed assets is based upon management’s review of the properties in the portfolio and the appraised values and disposal prospects of those properties. The purpose of management’s review is to identify and record impairment.

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

Deferred Tax Assets and Liabilities. We recognize deferred tax assets and liabilities for future tax effects of temporary differences, net operating loss carry forwards and tax credits. Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not. If management determines that we may be unable to realize all or part of the net deferred tax assets in the future, a valuation allowance is recorded to reduce the recorded value of the net deferred tax asset to the expected realizable amount. For the year ended December 31, 2011, we recognized $480 thousand of deferred tax assets and the related income tax benefit. Prior to 2011 we did not recognize any deferred tax assets or the related income tax benefit due to the operating losses incurred since the commencement of operations.

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

	As of December 31,
	and For the Years Ended December 31,
	2011	2010
	(In Thousands)
Total revenue (1)	$6,838	$6,401
Net income	1,534	470
Net income available
to common stockholders	1,192	153
Total assets	165,987	164,233
Total loans receivable, net	131,307	121,030
Total deposits	141,047	136,399

(1)	Total revenue equals net interest income plus non-interest income.

Like most financial institutions, the Company derives the majority of its income from interest it receives on its interest-earning assets, such as loans and investments. Our primary source of funds for making these loans and investments is  deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on interest-bearing liabilities, which is called net interest spread.

There are risks inherent in all loans, and we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. This allowance is maintained by charging a provision for loan losses against operating earnings. A detailed discussion of this process, as well as several tables describing the allowance for loan losses, is provided below.

In addition to earning interest on loans and investments, we earn income through other sources, such as fees and other charges to customers. The various components of non-interest income, as well as non-interest expense, are described in the following discussion.

Results of Operations for the Years Ended December 31, 2011 and 2010

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

Summary

For the year ended December 31, 2011, the Company had total net income of $1.5 million, compared to a net income of $470 thousand in 2010. Net income available to common stockholders was $1.2 million or $.67 per diluted share for 2011 based on average shares outstanding of 1,788,262 compared to $153 thousand or $.09 per diluted share for the year ended December 31, 2010 during 2010 based on average shares outstanding of 1,788,262. The difference between net income and income available to common stockholders reflects dividend and accretion expense on the Company’s outstanding preferred stock. Preferred stock dividends and accretion of $342 thousand were recorded for the year ended December 31, 2011 compared to $317 thousand in 2010. These preferred stock dividends relate to the shares of preferred stock issued to the United States Treasury under its Capital Purchase Program and Small Business Lending Fund programs, as discussed in Note 9 to the financial statements contained in this report. The improvement in earnings for 2011 when compared to 2010 was the result improved net interest income after the provision for loan losses due to loan growth during the year, reductions made to deposit rates, lower borrowing costs, and a lower provision for loan losses. Non-interest income declined by $84 thousand due to lower gains from sales of available for sale investment securities, reduced loan fee and insufficient fund income, and a loss on the sale of an other real estate owned (“OREO”) property acquired through foreclosure. These declines in non-interest income were partially offset by increased other income which reflected higher OREO property rental income and merchant settlement credits during 2011. Non-interest expenses increased $113 thousand,  reflecting higher employee salary and benefit costs of $188 thousand due to additions made to staff, higher occupancy and equipment costs of $67 thousand relating to the addition of the new Totowa branch location lease and the writeoff of the former Totowa branch lease, which were partially offset by lower depreciation charges, increased data processing costs  associated with our growth, and higher miscellaneous costs which included increased expenses relating to loans, loan collection, and OREO charges. These increases in expense were partially offset by reduced deposit insurance premiums of $126 thousand due to lower assessment rates, and a decline in legal fees of $119 thousand resulting from legal fee insurance claim reimbursements received during the year.

During 2011 our net interest income increased by $521 thousand.  The increase reflected a reallocation of our earning assets into higher yielding loans from deposits in other banks, and was further enhanced by a $260 thousand reduction in provision for loan losses during 2011. The yield on interest-earning assets increased to 4.73% for 2011, as compared to 4.57% for 2010 as a result of a $12.8 million increase in average loans receivable resulting in a larger portion of interest income generated by higher yielding assets. In addition, the cost of funds declined to 0.99% for 2011, as compared to 1.23% for 2010. During 2011 the cost of interest paying deposits decreased due to changes in rates paid on deposits, resulting in an increase in net interest spread of 40 basis points to 3.74% for 2011 compared to 3.34% for 2010. The net interest margin also increased 38 basis points to 3.98% for 2011 compared to 3.60% for 2010. The improvement in margin also reflects the increase in yield on our interest-earning assets and the decline in cost of funds for 2011.

Total average earning assets decreased $2.3 million to $159.9 million in 2011 compared to $162.2 million for 2010 as a result of declines in interest-bearing deposits with other banks and investment securities. Average total interest-bearing liabilities also decreased $6.1 million to $121.1 million in the current year compared to $127.2 million in the prior year, reflecting lower balances in money market and savings accounts, partially offset by increased time deposit balances obtained through both retail and wholesale channels. Slow economic conditions experienced during 2011 continue to be very challenging for all banks.

Preferred stock dividends and accretion of $342 thousand were recorded for the year ended December 31, 2011 compared to $317 thousand in 2010. These preferred stock dividends relate to the shares of preferred stock issued to the United States Treasury under its Capital Purchase Program, as discussed in Note 9 to the financial statements contained in this report. The results for 2011 also include a charge to retained earnings of $83,000 for the remaining unaccreted discount on preferred stock issued to the United States Treasury (“Treasury”) in 2009 under the Treasury’s Capital Purchase Program (“CPP”). The one-time write-off was the result of the Company redeeming the Treasury’s CPP preferred stock in order to participate in the Treasury’s Small Business Lending Fund (“SBLF”). As a result of the Company’s participation in the SBLF and its redemption of the CPP preferred stock, the Company expects to pay preferred stock dividends at a lower rate in future periods.

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

Net interest income for the year ended December 31, 2011 was $6.4 million compared to net interest income of $5.8 million for the year ended December 31, 2010. The improvement in net interest income for the year ended December 31, 2011 is a result of the change in the mix of earning assets towards higher yielding loans from lower yielding bank deposits, and from decreased interest expense associated with deposit rate reductions and reduced money market and savings deposits. Our net interest margin for the year ended December 31, 2011 increased 38 basis points to 3.98% from 3.60% for the year ended December 31, 2010.

Total interest income for the year ended December 31, 2011 increased $150 thousand to $7.6 million as compared to $7.4 million for the year ended December 31, 2010 as a result of growth in the loan portfolio. Average earning assets were $159.9 million for the year ended December 31, 2010 compared to $162.2 million for the year ended December 31, 2010. The $2.3 million decline in average earning assets in 2011 was primarily a result of declines in average deposits with other banks of $12.8 million, or 50.8%, and in average investment securities of $3.1 million, or 16.7%. The yield on average earning assets increased to 4.73% for 2011 as compared to 4.57% for 2010. This increase was primarily the result of our loan growth.

Total interest expense for the year ended December 31, 2011 decreased $371 thousand to $1.2 million as compared with $1.6 million for the year ended December 31, 2010. Average interest-bearing deposit account balances declined $3.8 million to $115.4 million for 2011, from $119.2 million for 2010, as a result of reductions in interest rates paid to depositors, a change in the mix of the deposit portfolio, and lower borrowing costs. Average interest-bearing liabilities were $121.1 million for the year ended December 31, 2011 compared to $127.2 million for the year ended December 31, 2010. The yield on average interest- bearing liabilities decreased to 0.99% for 2011 compared to 1.23% for 2010.

The following table sets forth certain information relating to our average assets and liabilities for the years ended December 31, 2011 and 2010, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average loans are stated net of deferred costs and include non-accrual loans. Securities available for sale are reflected in the following table at amortized cost.

Average Balances, Interest Income and Interest Expense, and Rates
	2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans receivable	$129,235	$7,137	5.52%	$116,396	$6,420	5.52%
Securities available for sale	15,519	312	2.01%	18,641	624	3.35%
Federal funds sold	2,712	2	0.07%	1,978	4	0.20%
Deposits with other banks	12,426	106	0.85%	25,212	359	1.42%
Total interest-earning assets	159,892	7,557	4.73%	162,227	7,407	4.57%

Non-interest earning assets	4,890			4,610

TOTAL ASSETS	$164,782			$166,837

Interest-bearing liabilities:
Demand, interest-bearing	$6,925	$34	0.49%	$5,967	$40	0.67%
Money market and savings	72,810	476	0.65%	83,815	756	0.90%
Time deposits	35,676	547	1.53%	29,412	616	2.09%
Borrowed funds	5,653	136	2.41%	8,042	152	1.89%
Total interest-bearing liabilities	121,064	1,193	0.99%	127,236	1,564	1.23%

Non-interest bearing liabilities:
Demand, non-interest bearing deposits	26,315			23,089
Other liabilities	501			447

Shareholders' equity	16,902			16,065

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$164,782			$166,837

Net interest income/rate spread		$6,364	3.74%		$5,843	3.34%

Net interest margin			3.98%			3.60%

Analysis of Changes in Net Interest Income

Net interest income also can be analyzed in terms of the impact of changing interest rates and changing volume. As shown in the table below, of the total increase in net interest income of $521 thousand in 2011 compared to 2010, volume-related factors accounted for $494 thousand of the increase in net interest income and rate- related factors accounted for $27 thousand. The increased volume of earning assets provided an additional $515 thousand in interest income due to loan growth, and increased deposits to fund that growth resulted in higher interest expense of $21 thousand when comparing 2011 to 2010. Changes related to lower yields on interest-earning assets had a negative impact of $365 thousand on net interest income while lower rates on interest-bearing liabilities reduced interest expense by $392 thousand for these same periods.

The following table sets forth the effect which varying levels of interest-earning assets, interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.  Changes due to both volume and rates have been allocated in proportion to the relationship of the dollar amount change in each.

	Years Ended
	December 31,
	2011 vs. 2010
	Increase (Decrease)
	Due to Change In
			Net
(In Thousands)	Volume	Rate	Change

Interest income:
Loan receivable	$801	$(84)	$717
Securities available for sale	(105)	(207)	(312)
Federal funds sold	1	(3)	(2)
Deposits with other banks	(182)	(71)	(253)

Total interest-earning assets	515	(365)	150

Interest Expense:
Demand, interest-bearing	6	(12)	(6)
Money market and savings	(71)	(209)	(280)
Time deposits	131	(200)	(69)
Borrowed funds	(45)	29	(16)

Total interest-bearing liabilities	21	(392)	(371)

Change in net interest income	$494	$27	$521

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

For the year ended December 31, 2011, management provided a provision for loan losses of $397 thousand, compared to a provision of $657 thousand for the year ended December 31, 2010. Non-accrual loans increased to $4.9 million at December 31, 2011 from $4.1 million at year end 2010. For 2011, loan charge-offs totaled $73 thousand, as compared to $441 thousand for 2010. The reduction in charge-offs led to the reduced provision in 2011. While charge-offs have declined, the overall local, regional and national economies have yet to show consistent improvement, and we may experience additional charge-offs in the future. Recoveries on previously charged off loans totaled $66 thousand for 2011, as compared to $39 thousand during 2010.

At December 31, 2011, the allowance for loan losses totaled $2.1 million representing 1.56% of total outstanding loans, as compared to $1.7 million or 1.38% of total outstanding loans at year end 2010. Based principally on economic conditions, asset quality, and loan-loss experience including that of comparable institutions in our market area, the allowance is believed to be adequate. We have not participated in any sub-prime lending activity.

Non-interest Income

Total non-interest income was $474 thousand for the twelve month period ended December 31, 2011 compared to $558 thousand for the same period in 2010. The decrease of $84 thousand is primarily due to reduced gains from the sales of available for sale securities of $76 thousand, lower loan fees of $26 thousand, and insufficient fund charges of $11 thousand, which were partially offset by higher debit card interchange fees of $20 thousand and loan late fees of $9 thousand. The current year also reflected an $11 thousand loss during the second quarter of 2011 on the sale of a foreclosed real estate property.

Non-interest Expenses

Non-interest expenses were $5.4 million in 2011 compared to $5.3 million in 2010. The following table sets forth information related to the various components of non-interest expenses for each period.

	For the Year Ended
	December 31,
	2011	2010
	(In Thousands)
Non-Interest Expenses
Salaries and employee benefits	$2,399	$2,211
Occupancy and equipment	1,014	947
Data processing	564	517
Federal insurance premium	171	297
Professional fees	445	564
Advertising and promotion	88	84
Other	706	654

Total Non-Interest Expenses	$5,387	$5,274

Non-interest expenses increased $113 thousand or 2.1% from $5.3 million for the year ended December 31, 2010 to $5.4 million for the same period ended December 31, 2011. The largest component of the increase was in employee salaries and benefits of $188 thousand, or 8.5%, due to increases in staff and the addition of two new loan officers during 2011, increased occupancy and equipment costs of $67 thousand, or 7.1%, as a result costs associated with our new Totowa branch office location, higher mainframe data processing costs of $47 thousand or 9.1% due to increased volume of accounts and enhanced network support services, and higher other expenses of $52 thousand or 8.0% reflecting loan and foreclosed asset costs. These increased charges for 2011 were partially offset by lower deposit insurance premiums of $126 thousand or 42.4% due to lower assessment rates, and reduced professional fee costs of $119 thousand or 21.1% as a result of legal fee claim reimbursements received during the year.

Provision for Income Taxes

Income tax expense on pre-tax income of $1.1 million for the year ended December 31, 2011 of $502 thousand was offset by the utilization of net operating loss carryforwards and the resultant reversal of the valuation allowance on deferred tax assets of $982 thousand for a net tax benefit of $480 thousand.  Income tax expense on pre-tax income of $470 thousand for the year ended December 31, 2010 of $204 thousand was offset by the utilization of net operating loss carryforwards and the resultant reversal of the valuation allowance on deferred tax assets of $204 thousand.

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

The Company has provided a $2,590,000 valuation allowance on the net deferred tax asset at December 31, 2011due to the uncertainty of the realization of the entire deferred tax asset. Due to projections of taxable income in 2012, management believes that it is more likely than not that the Company will realize the benefit of the $480,000 deferred tax asset recorded.

At December 31, 2011, the Company has available unused net operating loss carryforwards available for federal and state income tax purposes of approximately $6,100,000 and $2,800,000, respectively, which start to expire in 2025 for federal purposes and 2012 for state purposes.

Financial Condition

Balance Sheet Review
Overview

During 2011, assets increased $1.8 million or 1.1% from $164.2 million at December 31, 2010 to $166.0 million at December 31, 2011 due primarily to loan portfolio growth and increases in foreclosed real estate. The increases were partially offset by declines in interest-bearing deposits in other banks and securities available for sale. Total assets at December 31, 2011 primarily consisted of net loans outstanding of $131.3 million, time deposits in other banks of $9.3 million and investment securities available for sale of $15.3 million. At December 31, 2010 total assets consisted of net loans outstanding of $121.0 million, time deposits in other banks of $19.6 million and investment securities available for sale of $17.5 million. Foreclosed assets, or other real estate owned (“OREO”) totaled $3.2 million at December 31, 2011, increasing from $799 thousand at the end of 2010 and consisted of three commercial properties acquired during the year through loan default.

Total deposits at December 31, 2011, were $141.0 million compared to $136.4 million at December 31, 2010, an increase of $4.6 million or 3.4%.  Deposits consisted principally of certificates of deposit, money market, savings, checking and interest-bearing checking accounts which at December 31, 2011 were $38.2 million, $34.6 million, $34.6 million, $27.3 million, and $6.4 million, respectively, compared to $26.2 million, $33.3 million, $43.8 million, $26.3 million, and $6.8 million at December 31, 2010, respectively. The mix of our deposit portfolio changed during 2011 as time deposit, money market and checking accounts increased by $12.0 million, $1.4 million, and $991 thousand, respectively, and savings and interest checking balances declined by $9.2 million and $470 thousand, respectively. Borrowings were $5.5 million at December 31, 2011 decreasing $5.5 million compared to $11.0 million at December 31, 2010 as excess funds from matured interest-bearing deposits in banks and investment securities not used to fund our loan growth were used to pay off borrowings during the year.

Time Deposits in Other Banks

Time deposits in other banks decreased $10.3 million from $19.6 million at December 31, 2010 to $9.3 million at December 31, 2011. The proceeds from the maturities of these short-term deposits were used to fund growth in the loan portfolio.

Investments

The securities portfolio is classified, in its entirety, as “available for sale.”  Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Management intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide a return on investment while providing a consistent source of liquidity and meeting our risk standards. Investment securities consist primarily of U.S. agency securities, mortgage-backed securities issued by FHLMC or FNMA, and corporate debt securities. We did not hold any derivatives as of December 31, 2011 or December 31, 2010.

Total securities at December 31, 2011 were $15.3 million compared to securities of $17.5 million at December 31, 2010. The carrying value of the securities portfolio as of December 31, 2011 includes a net unrealized gain of $200 thousand, which is recorded as accumulated other comprehensive income in stockholders’ equity. This compares to a net unrealized gain of $258 thousand at December 31, 2010.  No securities are deemed to be other than temporarily impaired as of December 31, 2011. The decline in the securities portfolio reflects proceeds of the portfolio used to fund growth in loans.

The following table sets forth information about the maturities and weighted yields on investment securities as of December 31, 2011.

	As of December 31, 2011
			After one but		After five but
(Dollars in thousands)	Within 1 year		within five years		within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S Government agency securities	$1,010	1.87%	$5,081	1.32%	$1,006	0.83%	$4,636	1.93%	$11,733	1.57%
Mortgage-backed securities	-	-	-	-	458	5.04%	2,801	2.92%	3,259	3.22%
Other securities	-	-	-	-	190	5.50%	109	3.45%	299	4.79%

Total investments available for sale	$1,010	1.87%	$5,081	1.32%	$1,654	2.53%	$7,546	2.32%	$15,291	1.98%

The amortized cost and fair value of investments (all available for sale) as of each of the years ended December 31, 2011 and 2010 are shown in the following table:

	As of December 31,
	2011		2010
(In Thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S Government agency securities	$11,628	$11,733	$11,679	$11,798
Mortgage-backed securities	3,163	3,259	4,340	4,443
Other securities	300	299	1,184	1,221

Total investments available for sale	$15,091	$15,291	$17,203	$17,462

Restricted investments in bank stocks

Restricted investments in bank stocks represent required investments in the common stock of correspondent banks. As of December 31, 2011 and December 31, 2010 the Company had an investment of $100 thousand in the common stock of Atlantic Central Bankers’ Bank, Camp Hill, Pennsylvania, which is carried at cost. In addition, we are also required to maintain an investment in the stock of the FHLB according to a predetermined formula as set forth in the FHLB’s Capital Plan. This required investment in FHLB stock fluctuates in proportion to our outstanding debt to the FHLB and is also carried at cost. As debt is repaid, stock held in excess of the minimum requirement is periodically adjusted and refunded. The Bank became a member of the FHLB in March 2008. At December 31, 2011, the investment in FHLB stock totaled $433 thousand compared to $690 thousand at December 31, 2010.

Loans

The loan portfolio comprises the largest component of the Company’s earning assets. All of the Company’s loans are to domestic borrowers. Total gross loans at December 31, 2011 increased $10.7 million to $133.4 million from $122.7 million at December 31, 2010. There were no loans classified as held for sale at December 31, 2011 or December 31, 2010. The ratio of loans, net of the allowance for loan losses, to deposits has increased from 88.73% at December 31, 2010 to 93.09% at December 31, 2011 due to faster loan growth than deposit balance growth. The loan portfolio at December 31, 2011 was comprised of commercial loans of $100.1 million, an increase of $16.4 million from December 31, 2010, and consumer loans of $33.3 million, a decrease of $5.7 million from December 31, 2010, before the allowance for loan losses. The Bank has not originated, nor does it intend to originate sub-prime mortgage loans.

The following table sets forth the classification of the loan portfolio for each of the years ended December 31, 2011 and 2010.

	As of December 31,
	2011		2010
	(In Thousands)
		Percent		Percent
	Amount	of total	Amount	of total
Commercial	$16,581	12.4%	$17,481	14.2%
Commercial real estate	77,007	57.7%	61,223	49.9%
Commercial construction	6,467	4.8%	5,020	4.1%
Residential real estate	10,411	7.8%	11,846	9.7%
Home equity	22,720	17.0%	26,909	21.9%
Consumer	222	0.2%	231	0.0%
Total Loans	133,408	100%	122,710	100%
Net deferred loan fees/costs	(18)		13
Total	$133,390	100%	$122,723	100%

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

The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of December 31, 2011.

	At December 31, 2011
	Maturities of Outstanding Loans
		After 1 But
	Within 1	Within 5	After 5	Total
	Year	Years	Years	Loans
	(In Thousands)
Commercial Real Estate	$8,292	$10,274	$58,441	$77,007
Commercial	5,757	7,643	3,181	16,581
Commercial Construction	5,227	1,082	158	6,467
Residential Real Estate	-	572	9,839	10,411
Home Equity	15	396	22,291	22,702
Consumer	58	161	3	222
Total Loans	$19,349	$20,128	$93,913	$133,390

Credit Risk and Loan Quality

Our written lending policies require specified underwriting, loan documentation and credit analysis standards to be met prior to funding for the majority of new loan balances. The Loan Committee is comprised of senior members of management who oversee the loan approval process to monitor that proper standards are maintained.

The accrual of interest on loans is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on non-accrual loans is generally either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. During 2011, interest on non-accruing loans not recognized as interest income totaled $265 thousand compared to $388 thousand during 2010.

The allowance for loan losses increased $390 thousand to $2.1 million at December 31, 2011 from $1.7 million at December 31, 2010. At December 31, 2011 and December 31, 2010, the allowance for loan losses represented 1.56% and 1.38% respectively of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio, the evaluation of non-performing loans and loan-loss experience of comparable institutions in our market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At December 31, 2011 the company had sixteen non-accrual loans totaling $4.9 million. There were two loans past due greater than 90 days and accruing of $959 thousand combined, and two troubled debt restructurings (“TDR”) loans of $1.1 million still accruing. The Company had three commercial properties with net realizable value of $3.2 million classified as foreclosed assets at December 31, 2011.

The balance of non-accrual loans at December 31, 2011 included two construction loans with an aggregate balance of $1.7 million. These two loans are part of a housing subdivision that have active sales contracts and in which the borrower is now constructing a pre-sold home. The Company expects the construction and sale of this home to be completed by May 2012. The Company remains in control of the disbursements and cash flow of this project.

At December 31, 2011 there were four commercial real estate non-accrual loans totaling $1.9 million.  The four properties are moving toward foreclosure. One of the four properties has a contract of sale pending.  It is expected that the other three properties will be foreclosed on this year, as these loans have been in the court system a protracted amount of time. $576 thousand of the commercial real estate non-accrual loans have a 90% guarantee from the USDA.  Management believes these construction and commercial real estate loans are adequately collateralized by the property values.

The commercial non-accrual loan balance at December 31, 2011 consisted of four loans with a balance of $643 thousand. One of the four loans, with a balance of $131 thousand, has a 90% guarantee from the USDA. A second loan with a balance of $46 thousand is scheduled to be sold in early 2012.

Also at December 31, 2011 there were three home equity loans in non-accrual, with a balance of $310 thousand, and two non-accrual residential first mortgages with balances of $329 thousand combined. The two residential first mortgages are well secured, with one having an LTV of 23% and the other having mortgage insurance.

At December 31, 2011 the Company had two loans classified as TDR’s with combined balances of $1.1 million. They consist of one loan secured by commercial real estate and one secured by residential real estate. The two loans are current as of December 31, 2011. At restructure the principal balance of the commercial mortgage was $463 thousand. Owed interest, late fees and escrow arrears of $19 thousand were added to the then principal balance to make the restructured loan amount $482 thousand. The new structure reduced the borrower’s monthly payment approximately $2 thousand.  The first two years are payments of interest only. The current balance is $482 thousand.

The residential loan was modified from a 25 year home equity to a 30 amortizing loan with a 3 year balloon by taking out a first mortgage with another institution of $64 thousand, adding the Bank’s then principal balance of $499 thousand and past due interest and late fees of $12 thousand for a restructured loan total of $575 thousand. The rate was reduced to 2.875% from 5.00%. The new structure moved the Bank into first position and reduced the borrower’s monthly payments allowing them to keep current.  This is current with a balance of $572 thousand and with adequate collateral. The TDR loans have adequate impaired loan allowances.

At December 31, 2011 there were impaired loans in the amount of $5.8 million compared to $4.4 million at December 31, 2010. Impaired loans requiring a specific allowance for loan loss were $5.8 million at December 31, 2011 compared to $4.4 million at December 31, 2010. The allowance for loan losses on the impaired loans was $446 thousand and $176 thousand at December 31, 2011 and December 31, 2010, respectively. There were no partial charge-downs on impaired loans during 2011 and $796 thousand in partial charge-downs on impaired loans during 2010.

The following table summarizes loan delinquency and other non-performing assets at the dates indicated.

	At December 31,
	2011	2010
	(In Thousands)
Loans past due 90 days or more and still accruing interest	$959	$-
Non-accrual loans	4,929	4,144
Troubled debt restructuring	1,054	827
Total non-performing loans (1)	6,942	4,971

Other real estate owned	3,170	799

Total non-performing assets (2)	$10,112	$5,770

Non-performing loans as a percentage of total loans	5.20%	4.05%

Non-performing assets as a percentage of total assets	6.09%	3.51%
Ratio of allowance to non-performing loans at end of period	30.01%	34.06%

Allowance for loan losses as a percentage of total loans	1.56%	1.38%

(1) Non-performing loans are comprised of (i) loans that have a non-accrual status; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.

(2) Non-performing assets are comprised of non-performing loans and other real estate owned (assets aquired in foreclosure).

Potential Problem Loans (“Watch List”)

We maintain a list of performing loans where management has identified conditions which potentially could cause such loans to be downgraded into higher risk categories in future periods.  Loans on the watch list are subject to heightened scrutiny and more frequent review by management.  The balance of the watch list loans at December 31, 2011 totaled $1.1 million and consists of seven loans, compared to a total of $1.8 million at December 31, 2010.  Two of these loans are commercial real estate loans totaling $854 thousand.  Two of the seven loans are consumer loans totaling $205 thousand and the remaining three loans are commercial industrial loans totaling $47 thousand. Watch list loans identified represent a higher degree of risk of collectability. We continue to monitor all loans identified as “watch” to ensure timely payments and early detection of further potential problems.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

As of December 31, 2011, the allowance for loan losses totaled $2.1 million, compared to $1.7 million at December 31, 2010. Based on the information available as of December 31, 2011, management believes that the allowance for loan losses is adequate.

The following table sets forth a summary of the changes in the allowance for loan losses for the periods indicated:

	For the Year Ended
	December 31,
	2011	2010
	(In Thousands)

Balance at the beginning of period	$1,693	$1,438

Charge-offs:
Commercial Real Estate	-	265
Commercial	-	106
Consumer	73	70
Total loans charged-off	73	441
Recoveries:
Commercial Real Estate	-	11
Commercial	60	25
Consumer	6	3
Total recoveries	66	39
Net loans charged-off	7	402
Provision charged to operations	397	657
Balance at end of period	$2,083	$1,693

Average loans (1)	$129,235	$116,396

Ratio of net charge-offs during period
to average loans	0.01%	0.35%

Allowance for loan loss as a percentage
of total loans	1.56%	1.38%

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

	2011		2010
		Percent		Percent
		of total		of total
(Dollars in thousands)	Amount	loans (1)	Amount	loans (1)

Commercial	$555	12%	$483	14%
Commercial real estate	958	58%	717	50%
Commercial construction	223	5%	207	4%
Residential real estate	105	8%	49	10%
Home equity	215	17%	231	22%
Consumer	3		6

Total Allocated	2,059	100%	1,693	100%

Unallocated	24		-

Total	$2,083		$1,693

(1) Represents loans outstanding in each category, as of the date shown, as a percentage of total loans outstanding.

Loan Concentrations

As of December 31, and 2011, there were no concentrations of loans exceeding 10% of total loans. Our loans consist primarily of credits to business and individual borrowers located in northern New Jersey.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased $292 thousand from December 31, 2010 to December 31, 2011. This increase is primarily due to the addition of premises and equipment relating to our new Totowa branch location.

Deposits

Our primary source of funds for loans and investments is deposits. We attract deposits by offering competitive interest rates on all deposit products, and may at times supplement deposits raised in the local market with wholesale and brokered certificates of deposit. At December 31, 2011 we had $2.6 million of brokered deposits, and no brokered deposits at December 31, 2010. Total deposits at December 31, 2011 increased $4.6 million to $141.1million from $136.4 million at December 31, 2010, primarily due to growth in time deposit balances, partially offset by the migration and outflow of savings account balances in search of higher-yielding alternative deposits accounts as rates remain low during 2011. Time deposits increased by $12.0 million and savings deposits decreased by $9.2 million. Money market accounts and demand deposit balances also increased by $1.4 million, and $991 thousand, respectively.

The following table sets forth the average balance of deposits and the average rates paid on deposits for the years ended December 31, 2011 and 2010.

	For the Year Ended December 31,
	2011		2010
	Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Demand, non-interest bearing	$26,315		$23,089

Demand, interest-bearing	6,925	0.49%	5,967	0.67%
Money market and savings deposits	72,810	0.65%	83,815	0.90%
Time deposits	35,676	1.53%	29,412	2.09%

Total interest-bearing deposits	115,411	0.91%	119,194	1.18%

Total deposits	$141,726		$142,283

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our interest-earning assets. Core deposits totaled $114.8 million and $125.6 million as of December 31, 2011, and December 31, 2010, respectively.

The maturity distribution of time deposits of $100,000 or more as of December 31, 2011, is as follows:

December 31,
(In Thousands)	2011

Three Months or Less	$5,326
Over Three Through Six Months	5,411
Over Six Through Twelve Months	5,110
Over Twelve Months	10,395
TOTAL	$26,242

Short-Term Borrowed Funds

Short-term borrowings generally consist of federal funds purchased, securities sold under repurchase agreements and other secured borrowings from correspondent banks.

The following table outlines various sources of borrowed funds at or for each of the years ended December 31, 2011 and 2010. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month ended during each of the periods shown.

	At or For the Years Ended
	December 31,
	2011	2010
	(In Thousands, except Percentages)
Federal funds purchased:
Balance at year end	$524	$-
Weighted average rate at year end	1.00%	-
Maximum month end balance	524	2,535
Average daily balance during the year	107	184
Weighted average rate during the year	1.00%	1.09%

Short-term advances:
Balance at year end	$-	$6,000
Weighted average rate at year end	-%	0.35%
Maximum month end balance	3,000	6,000
Average daily balance during the year	5,545	3,824
Weighted average rate during the year	0.38%	0.73%

As of December 31, 2011 and 2010, we had a borrowing facility with a correspondent bank totaling $5 million, of which $2.5 million is available on an unsecured basis. The remaining $2.5 million is a secured line of credit with security provided by a pledge of securities held in safekeeping.

Long-Term Debt

Long-term debt at December 31, 2011 consisted of FHLB advances totaling $5.0 million with a weighted average interest rate of 2.61% and a weighted average life of 14 months, as compared to FHLB advances totaling $5.0 million with a weighted average interest rate of 2.61% and a weighted average life of 26 months at December 31, 2010. The Bank became a member of FHLB in March 2008. The advances are collateralized by restricted investments in FHLB bank stock, U.S Government sponsored agency securities, and mortgage backed securities.

Capital Resources and Adequacy

Total stockholders’ equity was $18.5 million as of December 31, 2011, representing a net increase of $2.4 million from December 31, 2010. The increase in capital was a result of net income of $1.5 million and a net increase in preferred stock balance of $1.2 million as a result of the Company’s participation in the U.S. Treasury’s SBLF program, partially offset by preferred stock dividends of $239 thousand.

The Bank exceeds the minimum capital requirements established by regulatory agencies. Under the capital adequacy guidelines, capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of preferred stock and common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital also consists of certain hybrid instruments, the allowance for loan losses subject to certain limitations and qualifying subordinated debt. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed inherent in the type of asset.

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

The following table provides a comparison of the Bank’s risk based capital ratios and leverage ratios :

	December 31,	December 31,
(In Thousands, except for ratios)	2011	2010
Tier I, common stockholders' equity	$17,588	$15,045
Tier II, allowable portion of allowance for loan losses	1,791	1,693
Total capital	$19,379	$16,738

Total risk-based capital	13.6%	12.2%
Tier I risk-based capital	12.3%	11.0%
Tier I leverage capital	10.7%	9.1%

At December 31, 2011 and December 31, 2010, the Bank exceeded the minimum regulatory capital requirements necessary to be considered a “well capitalized” financial institution under applicable federal banking regulations.

The Federal Reserve, as the regulator of the Company, maintains similar requirements for all bank holding companies with consolidated assets in excess of $500 million, and for those bank holding companies directly engaged in certain activities. As we do not meet either of these criteria, we are not currently subject to these requirements.

Return on Average Equity and Assets

The following table shows the return on average assets (net income divided by total average assets), return on equity (net income divided by average equity), and the equity to assets ratio (average equity divided by total average assets) for each of the years ended December 31, 2011 and 2010.

	At or For the Years Ended
	December 31,
	2011	2010

Return on average assets	0.93%	0.28%
Return on average common equity	7.05%	0.95%
Average equity to average assets ratio	10.26%	9.63%

Effect of Inflation and Changing Prices

The effect of relative purchasing power over time due to inflation has not been taken into effect in the Company’s consolidated financial statements. Rather, the statements have been prepared on a historical cost basis in accordance with accounting principles generally accepted in the United States of America.

Unlike most industrial companies, the assets and liabilities of financial institutions, such as the Company, are primarily monetary in nature. Therefore, the effect of changes in interest rates will have a more significant impact on its performance than will the effect of changing prices and inflation in general. In addition, interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude. The Company seeks to manage the relationships between interest-sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.

Liquidity

Liquidity represents the ability to meet the cash demands for funding of loans and to meet depositors’ requirements for use of their funds. Sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $2.7 million at December 31, 2011, compared to $1.4 million at December 31, 2010.

The objective of liquidity management is to assure that sufficient sources of funds are available as needed and at a reasonable cost to meet ongoing and unexpected operational cash needs and commitments and to take advantage of income producing opportunities as they arise. Sufficient liquidity must be available to meet the cash requirements of depositors wanting to withdraw funds and of borrowers wanting their credit needs met. Additionally, liquidity is needed to insure the ability to act at those times when profitable new lending and/or investment opportunities arise. While the desired level of liquidity may vary depending upon a variety of factors, it is a primary goal to maintain strong liquidity in all economic environments through active balance sheet management.

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

As of December 31, 2011, FHLB advances outstanding were $5.0 million compared to $11.0 million at December 31, 2010.

As of December 31, 2011 and 2010, liquid assets, consisting of cash and due from banks, interest-bearing deposits of other banks, Federal funds sold and investment securities available for sale, totaled $18.0 million, and $18.9 million, respectively, representing 10.8% and 11.5 % of total assets, respectively.

Additional liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital. We maintain certain additional short-term borrowing facilities that can also be accessed for incremental funding. The Bank has a borrowing facility with a correspondent bank as discussed in Note 8 of the audited financial statements included in this filing totaling $5.0 million, with half of the credit available on an unsecured basis. The remaining half is a secured line of credit with security provided by a pledge of Bank investment assets. All secured facilities are available for short-term limited purpose usage. The Bank also has borrowing capacity with the Federal Home Loan Bank of New York in the amount of $7.7 million at December 31, 2011 which is collateralized by restricted investments in FHLB bank stock, U.S. Government sponsored agency securities, and mortgage backed securities. At December 31, 2011, the Bank had $15.3 million of available for sale securities. Securities with carrying values of approximately $8.5 million at December 31, 2011 were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

Contractual Obligations

The Company currently leases the Bank’s main banking office at 310 Route 94 in Vernon, New Jersey and each of its two branch locations at 650 Union Boulevard in Totowa, New Jersey and 351 Sparta Avenue in Sparta, New Jersey. These leases expire in 2016, 2021, and 2014 for each office, respectively.

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist mainly of unfunded loans and lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $42.0 million at December 31, 2011. In addition, the Company also has letters of credit outstanding of $336 thousand at December 31, 2011. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk. Management is of the opinion that liquidity is sufficient to meet its anticipated needs.

Interest Rate Sensitivity

The primary objective of asset liability management is to optimize net interest income over time while maintaining a balance sheet mix that is prudent with respect to liquidity, capital adequacy and interest rate risk. Interest rate risk addresses the potential adverse impact of interest rate movements on net interest income.

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

As of December 31, 2011, the Bank was liability sensitive over a one-year time frame. However, gap analysis is not a precise indicator of the interest sensitivity position. This analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, assumptions are made concerning the repricing characteristics of deposit products with no contractual maturities. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

The following table sets forth information regarding interest rate sensitivity as of December 31, 2011, for each of the time intervals indicated. The information in the table may not be indicative of our interest rate sensitivity position at other points in time. In addition, management makes assumptions concerning the repricing characteristics of deposit products with no contractual maturities and the maturity distribution indicated in the table may differ from the contractual maturities of interest-earning assets due to consideration of prepayment speeds under various interest rate change scenarios in the application of interest rate sensitivity methods described above.

	1-90	91-365	1-5	5 years
(Dollars in thousands)	days	days	years	and over	Total

Interest-Sensitive Assets
Federal funds sold and deposits in banks	$-	$9,336	$-	$-	$9,336
Loans receivable	17,965	21,844	50,342	38,307	128,458
Investment securities available for sale	2,480	3,476	4,806	4,329	15,091
Total Interest Earning Assets	$20,445	$34,656	$55,148	$42,636	$152,885

Cumulative Total	$20,445	$55,101	$110,249	$152,885

Interest-Sensitive Liabilities
Interest-bearing demand	$6,365	$-	$-	$-	$6,365
Savings accounts	34,569	-	-	-	34,569
Money market accounts	34,640	-	-	-	34,640
Tme deposits	8,139	14,200	15,850	-	38,189
Borrowed funds	1,024	1,500	3,000	-	5,524
Total Interest Sensitive Liabilities	$84,737	$15,700	$18,850	$-	$119,287

Cumulative Total	$84,737	$100,437	$119,287	$119,287

Gap	$(64,292)	$18,956	$36,298	$42,636

Cumulative Gap	$(64,292)	$(45,336)	$(9,038)	$33,598

Interest-sensitive assets/interest-
sensitive liabilities (cumulative)	0.2	0.5	0.9	1.3

Cumulative Gap/total earning assets	(3.14)	(1.31)	(0.16)	0.79

Based upon the interest rate gap shown in the table above, the Bank’s interest rate sensitivity is within Board approved guidelines.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8. Financial Statements and Supplementary Data.

Reference is made to page F-1 for a list of financial statements and supplementary data required to be filed pursuant to this Item 8. The information required by the Item 8 is provided beginning on page F-1 hereof.

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

(b)           Management’s report on internal control over financial reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting was designed by or under the supervision of the Company’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of the preparation of the Company’s financial statements for external and regulatory reporting purposes, in accordance with U.S. generally accepted accounting principles. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the COSO. Based on the assessment, management determined that, as of December 31, 2011, the Company’s internal control over financial reporting is effective. This 10-K report does not include an attestation report of the Company’s  registered public accounting firm regarding internal control over financial due to exemption provided under SEC regulations.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Other than as set forth below, the information required by this Item is incorporated by reference from the Company’s Proxy Statement for the its 2012 Annual Meeting of Shareholders under the caption “Election of Directors,” and the information under the captions, “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and, "Governance of the Company,".  It is expected that such Proxy Statement will be filed with the SEC no later than April 30, 2012.

The following table sets forth the names, ages, principal occupations, and business experience for all non-director executive officers of the Company. Unless otherwise indicated, principal occupations shown for each Director have extended for five or more years.

			Term of
			Office (1)
Name	Age	Positions During the Last 5 Years	Commenced

Eileen D. Piersa	49	Senior Vice President and Chief Financial Officer, and Treasurer	2005
		of the Bank (2005 - present). Senior Vice President, and
		Chief Financial Officer, and Treasurer of the Bancorp
		since its inception (2010 - present)

Patrick W. Smith	58	Executive Vice President and Senior Loan Officer of the Bank	2008
		since August 2008

(1) Under New Jersey law, executive officers serve at the pleasure of the Board of Directors, without a fixed term.

There are no family relationships between any director, or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the its 2011
Annual Meeting of Shareholders under the caption “Compliance With Section 16(a) of the Securities Exchange Act of 1934”.  It is expected that such Proxy Statement will be filed with the Securities Exchange Commission (“SEC”) no later than April 30, 2012.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the its 2012 Annual Meeting of Shareholders under the caption “Executive Compensation”.  It is expected that such Proxy Statement will be filed with the SEC no later than April 30, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the its 2012 Annual Meeting of Shareholders under the caption “Security Ownership of Management”.  It is expected that such Proxy Statement will be filed with the SEC no later than April 30, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the its 2012 Annual Meeting of Shareholders under the caption “Interest of Management and Others in Certain Transactions; Review, Approval or Ratification of Transactions with Related Persons”.  It is expected that such Proxy Statement will be filed with the SEC no later than April 30, 2012.

Item 14. Principal Accounting Fees and Services.

The information concerning principal accountant fees and services as well as related pre-approval policies under the caption “Principal Accounting Firm Fees” in the Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the SEC no later than April 30, 2012.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits

3(i)	Articles of Incorporation (1)

3(ii)	By-laws (1)

4.1	Certificate of Amendment Designating the Senior Non-Cumulative Perpetual Preferred Stock, Series C, as filed with the Division of Revenue of the State of New Jersey on September 19, 2011.(2)

4.2	Certificate of Amendment to the Certificate of Amendment Designating the Senior Non-Cumulative Perpetual Preferred Stock, Series C, as filed with the Division of Revenue of the State of New Jersey on September 22, 2011.(2)

4.3	Form of Stock Certificate for Fixed Senior Non-Cumulative Perpetual Preferred Stock, Series C. (2)

10.1	The Highlands State Bank 2006 Nonstatutory Stock Option Plan dated March 9, 2006 (1)

10.2	The Highlands State Bank 2006 Incentive Stock Option Plan dated March 9, 2006 (1)

10.3	The Highlands State Bank 2006 Nonemployee Director’s Stock Option Plan dated March 9, 2006 (1)

10.4	Employment Agreement dated January 20, 2006 by and between the Bank and George E. Irwin, as amended by the Employment Agreement Amendment dated December 20, 2011 (1)(3)

10.5	Securities Purchase Agreement, dated September 22, 2011, between the Company and the Secretary of the Treasury, with respect to the issuance and sale of the Series C Preferred Stock. (2)

21	Subsidiary of the Registrant

31	Rule 13a-14(a)/15d-14(a) Certifications: Exhibit 31.1 – Certification of George E. Irwin pursuant to SEC Rule 13a-14(a) Exhibit 31.2 – Certification of Eileen D. Piersa pursuant to SEC Rule 13a-14(a)

32
Section 1350 Certifications :
Exhibit 32.1 - Certification of George E. Irwin Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 – Certification of Eileen D. Piersa pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	-	Incorporated by reference from the Registrants filing on Form 8-K12G3 filed with the SEC on September 7, 2010
(2)	-	Incorporated by reference to Exhibits 3.1, 3.2, 4.1 and 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 26, 2011
(3)	-	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2011

The following Exhibits are being furnished* as part of this report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

 * These interactive data files are being furnished as part of this Annual Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Vernon, State of New Jersey, on March 28, 2012.

HIGHLANDS BANCORP, INC.

By:	/s/ George E. Irwin
George E. Irwin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 28, 2012.

Signature	Date	Title

/s/ Bruce D. Zaretsky	March 28, 2012	Chairman of the Board
Bruce D. Zaretsky

/s/ Jeffrey M. Parrott	March 28, 2012	Vice-Chairman
Jeffrey M. Parrott

/s/ George E. Irwin	March 28, 2012	President and CEO, Director
George E. Irwin

/s/ John V. Bosma	March 28, 2012	Director
John V. Bosma

/s/ E. Jane Brown	March 28, 2012	Director
E. Jane Brown

/s/ Andrew J. Mulvihill	March 28, 2012	Director
Andrew J. Mulvihill

/s/ Steven V. Oroho	March 28, 2012	Director
Steven V. Oroho

/s/ Dov Perlysky	March 28, 2012	Director
Dov Perlysky

/s/ Edward H. Rolando	March 28, 2012	Director
Edward H. Rolando

/s/ Charles H. Shotmeyer	March 28, 2012	Director
Charles H. Shotmeyer

/s/ Martin Theobald	March 28, 2012	Director
Martin Theobald

/s/ Douglas Verduin	March 28, 2012	Director
Douglas Verduin

/s/ Eileen D. Piersa	March 28, 2012	Principal Accounting and Financial Officer
Eileen D. Piersa

Highlands Bancorp, Inc.
Consolidated Financial Statements
Table of Contents
December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Highlands Bancorp, Inc.
Vernon, New Jersey

We have audited the accompanying consolidated balance sheets of Highlands Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Highlands Bancorp, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Allentown, Pennsylvania
March 28, 2012

Highlands Bancorp, Inc.
Consolidated Balance Sheets
December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010
	(In Thousands, except share and per share data)
ASSETS
Cash and due from banks	$2,617	$1,225
Interest bearing deposits in other banks	48	30
Federal funds sold	-	192

Cash and Cash Equivalents	2,665	1,447

Time deposits in other banks	9,288	19,596
Securities available for sale	15,291	17,462
Restricted investment in bank stock	533	790
Loans receivable, net of allowance for loan losses of $2,083 and
$1,693, respectively	131,307	121,030
Premises and equipment, net	1,191	899
Goodwill	804	804
Accrued interest receivable	735	631
Foreclosed assets	3,170	799
Other assets	1,003	775

Total Assets	$165,987	$164,233

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	$27,284	$26,293
Interest-bearing	113,763	110,106
Total Deposits	141,047	136,399

Borrowings	5,524	11,000
Accrued interest payable	67	70
Other liabilities	836	657

Total Liabilities	147,474	148,126

Stockholders' Equity
Preferred stock, Series C, liquidation preference of $1,000 per share,	6,853	5,501
6,853 outstanding at December 31, 2011; none outstanding at
December 31, 2010. Series A, liquidation preference of $1,000 per share, none outstanding at December 31, 2011; 5,450 outstanding at
December 31, 2010. Warrant preferred stock Series B, liquidation preference of $1,000 per share, none outstanding at December 31, 2011;
155 outstanding at December 31, 2010.
Common stock, no par value; authorized 10,000,000 shares; issued and
outstanding 1,788,262 shares	15,972	15,972
Accumulated deficit	(4,432)	(5,624)
Accumulated other comprehensive income	120	258

Total Stockholders' Equity	18,513	16,107

Total Liabilities and Stockholders' Equity	$165,987	$164,233

See notes to consolidated financial statements.

Highlands Bancorp, Inc.
Consolidated Statements of Income
Years Ended December 31, 2011 and 2010

	Year Ended
	December 31,
	2011	2010
	(In Thousands
	except share and per share data)
Interest income:
Loans	$7,137	$6,420
Securities	312	624
Federal funds sold	2	4
Other interest-earning assets	106	359
Total interest income	7,557	7,407

Interest expense:
Deposits	1,057	1,412
Borrowings	136	152
Total interest expense	1,193	1,564

Net Interest Income	6,364	5,843
Provision for loan losses	397	657

Net interest income after provision for loan losses	5,967	5,186

Non-interest income
Fees and service charges	376	395
Gain on sale of securities available for sale	45	121
Loss on sale of foreclosed assets	(11)	-
Other income	64	42
Total non-interest income	474	558

Non-interest expense
Salaries and employee benefits	2,399	2,211
Occupancy and equipment	1,014	947
Professional fees	445	564
Advertising and promotion	88	84
Data processing	564	517
FDIC insurance premium	171	297
Other	706	654
Total non-interest expense	5,387	5,274

Net income before income tax benefit	$1,054	$470
Income tax benefit	480	-
Net income	$1,534	$470
Preferred stock dividends and accretion	(342)	(317)
Net income available to common stockholders	$1,192	$153

Net income per common share
Basic and diluted	$0.67	$0.09

Weighted average common shares outstanding
Basic and diluted	1,788,262	1,788,262

See notes to consolidated financial statements.

Highlands Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2011 and 2010
(In Thousands)

					Accumulated
					Other
		Common		Accumulated	Comprehensive
	Preferred Stock	Stock	Surplus	Deficit	Income	Total

Balance - December 31, 2009	$5,470	$8,941	$7,041	$(5,777)	$71	$15,746

Comprehensive income:
Net income	-	-	-	470	-	470
Net change in unrealized gain
on securities available for sale,
net of reclassification adjustment	-	-	-	-	187	187

Total Comprehensive Income						657

Holding company reorganization-
Exchange of common stock		7,041	(7,041)			-
Preferred stock dividends	-	-	-	(286)	-	(286)
Preferred stock amortization, net	31	-	-	(31)	-	-
CPP Program attorney fees	-	(10)	-	-	-	(10)

Balance - December 31, 2010	5,501	15,972	-	(5,624)	258	16,107

Comprehensive income:
Net income	-	-	-	1,534	-	1,534
Net change in unrealized gain
on securities available for
sale, net of reclassification
adjustment and taxes	-	-	-	-	(138)	(138)

Total Comprehensive Income						1,396

Redemption of Series A and B
preferred stock	(5,604)	-	-	-	-	(5,604)
Proceeds from issuance of
Series C preferred stock	6,853	-	-	-	-	6,853

Preferred stock dividends	-	-	-	(239)	-	(239)
Preferred stock amortization, net	103	-	-	(103)	-	-

Balance - December 31, 2011	$6,853	$15,972	$-	$(4,432)	$120	$18,513

See notes to consolidated financial statements.

Highlands Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2011 and 2010

	2011	2010
	(In Thousands)
Cash flows from operating activities:
Net income	$1,534	$470
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation of premises and equipment	257	326
Amortization and accretion, net	174	92
Gain on sale of available for sale securities	(45)	(121)
Provision for loan losses	397	657
Loss on sale of foreclosed assets	11	-
Deferred income tax benefit	(480)	-
(Increase) decrease in interest receivable	(104)	19
Decrease in other assets	172	175
Decrease in accrued interest payable	(3)	(36)
Increase in other liabilities	179	126
Net cash provided by operating activities	2,092	1,708

Cash flows from investing activities:
Purchases of time deposits	(11,284)	(25,119)
Principal repayments on time deposits	21,592	32,275
Purchases of securities available for sale	(8,805)	(7,137)
Proceeds from sales of securities available for sale	1,117	2,235
Proceeds from maturities, calls and prepayments of securities available for sale	9,653	6,646
Net increase in loans receivable	(13,457)	(9,691)
Purchases of restricted stock	(193)	(1,059)
Redemption of restricted stock	450	791
Purchases of premises and equipment	(541)	(37)
Proceeds from the sale of foreclosed assets	412	-
Net cash used in investing activities	(1,056)	(1,096)

Cash flows from financing activities:
Net increase (decrease) in deposits	4,648	(7,167)
(Decrease) increase in short term borrowings	(5,476)	6,000
Increase in long term borrowings	-	(1,000)
Proceeds from the issuance of preferred stock	6,853	(10)
Redemption of preferred stock	(5,604)	-
Cash dividends paid on preferred stock	(239)	(286)
Net cash provided by (used in) financing activities	182	(2,463)

Net increase (decrease) in cash and cash equivalents	1,218	(1,851)
Cash and cash equivalents-beginning	1,447	3,298
Cash and cash equivalents-ending	$2,665	$1,447

Supplemental information:
Cash paid during the period for interest	$1,196	$1,600

Supplemental schedule of Non-cash Investing Activities:
Foreclosed real estate acquired in settlement of loan	$2,794	$799

See notes to consolidated financial statements.

Highlands Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 1 - Summary of Significant Accounting Policies

Organization and Nature of Operations

The consolidated financial statements include the accounts of Highlands Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Highlands State Bank (the “Bank” or “Highlands”) and the Bank’s wholly-owned subsidiaries, HSB Mountain Lakes, LLC and HSB Chapel LLC. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Highlands State Bank (the “Bank” or “Highlands”) is a New Jersey state chartered bank which commenced operations on October 31, 2005.  The Bank is a full service bank providing personal and business lending and deposit services.  The area served by the Bank includes Sussex and Passaic Counties of New Jersey. HSB Mountain Lakes, LLC, and HSB Chapel LLC were formed in 2010 and 2011, respectively, to hold certain real estate properties acquired in settlement of loans.

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
December 31, 2011 and 2010

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

Securities classified as held to maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions.  These securities are carried at cost, adjusted for the amortization of premium and accretion of discount, computed by the interest method over the terms of the securities.  At December 31, 2011 and 2010, the Company held no securities classified as held to maturity.

Other-than-temporary impairment losses accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not to it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

The Company did not recognize any other-than-temporary impairment losses in the years ended December 31, 2011 or 2010.

Highlands Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 1 - Summary of Significant Accounting Policies (Continued)

Restricted Investment in Bank Stock

Restricted stock is comprised of stock of the Federal Home Loan Bank of New York (FHLB) in the amount of $433,300 and Atlantic Central Bankers Bank in the amount of $100,000.  Federal law requires a member institution of the FHLB to hold stock according to a predetermined formula.  All restricted stock is recorded at cost.  The FHLB has notified member banks that it is reducing dividend rates and taking steps to improve liquidity.  Management has evaluated the restricted stock for impairment and believes no impairment charge was necessary at December 31, 2011. The determination of whether a decline affects the ultimate recovery of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for FHLB and the length of time this situation has persisted,  (2) commitment by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and accordingly, on the customer base of the FHLB.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

The loans receivable portfolio is segmented into commercial and consumer loans. Commercial loans consist of the following classes:  commercial real estate, commercial construction, and commercial. Consumer loans consist of the following classes: residential real estate loans, home equity loans and other consumer loans.

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

Allowance for Loan Losses

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

Highlands Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Highlands Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

Commercial loans are also made to entrepreneurs, proprietors, professionals, partnerships, LLPs, LLCs and corporations.  The assets financed are used within the business for its ongoing operation. Repayment of these kinds of loans generally comes from the cash flow of the business or the ongoing conversions of assets, such as accounts receivable and inventory, to cash.   Commercial term loans may have maturities up to 10 years and generally have fixed interest rates for up to five years. Commercial lines of credit are renewed annually and generally carry variable interest rates. Typical collateral for commercial loans include the borrower’s accounts receivable, inventory and machinery and equipment.

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
December 31, 2011 and 2010

Note 1 - Summary of Significant Accounting Policies (Continued)

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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
December 31, 2011 and 2010

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance and direct write-downs are included in other expenses. Gain and losses on sales of foreclosed assets are included in other income.

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

Goodwill

Goodwill was recognized in connection with the acquisition of Noble Community Bank in December 2008. Goodwill represents the purchase price over the fair value of net assets acquired. In accordance with current accounting standards, goodwill is not amortized, but evaluated at least annually for impairment or more often if events and circumstances indicated that there may be impairment. Any impairment of goodwill results in a charge to income. Goodwill was tested for impairment as of December 31, 2011 and there was no impairment.

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.

Highlands Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 1 - Summary of Significant Accounting Policies (Continued)

Income Taxes

Income tax accounting guidance results in two components of income tax expense, current and deferred. Current income taxes reflect taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to taxable income or excess of deduction over revenue.  Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and net operating loss carryforwards and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. The Company had no uncertain tax positions as of December 31, 2011 and 2010. The Company recognizes interest and penalties on income taxes as a component of income tax expense. The Company is no longer subject to examination by taxing authorities for the years before January 1, 2008.

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

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options.

Compensation costs for the Company’s stock awards were fully recognized by the end of 2009, therefore there was no share-based compensation expense included in the accompanying statements of income for the years ended December 31, 2011 and 2010, respectively.

Highlands Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 1 - Summary of Significant Accounting Policies (Continued)

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the stockholders equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) are as follows for the years ended December 31, 2011 and 2010:

	2011	2010
	(In Thousands)
Unrealized holding gains (losses) on
securities available for sale	$(13)	$308

Reclassification adjustment for realized
gains included in the statements of income	(45)	(121)
	(58)	187
Tax effect	(80)	-
	$(138)	$187

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

Net Income Per Common Share

Basic income or loss per share represents net income or loss available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.  Potential common shares relate solely to the Company’s outstanding stock options and were not dilutive during the years ended December 31, 2011 and 2010.

Highlands Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 1 - Summary of Significant Accounting Policies (Continued)

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2011 through the date these financial statements were available for issuance for items that should potentially be recognized or disclosed in these financial statements.

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

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, which updates ASC 860, Transfers and Servicing. The ASU removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. Accordingly, upon the adoption of the ASU’s guidance, a transferor in a repurchase transaction is deemed to have effective control if the following three conditions in ASC 860-10-40-24 are met: 1) The financial assets to be repurchased or redeemed are the same or substantially the same as those transferred, 2) The agreement is to repurchase or redeem them before maturity, at a fixed or determinable price, and 3) The agreement is entered into contemporaneously with, or in contemplation of, the transfer. The guidance in the ASU is effective prospectively for transactions or modifications of existing transactions that occur on or after the first interim or annual period beginning on or after December 15, 2011. The adoption of ASU 2011-03 will not have a significant impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The Update clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The Update also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The Update also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this Update is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 will not have a significant impact on the Company’s financial position or results of operations.

Highlands Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 1 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  The provisions of this update amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The Update prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this Update are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities. The adoption of ASU No. 2011-05 will not have an impact on the Company’s financial position or results of operations.

In December, 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, in an effort to improve comparability between U.S. GAAP and IFRS financial statements with regard to the presentation of offsetting assets and liabilities on the statement of financial position arising from financial and derivative instruments, and repurchase agreements. The ASU establishes additional disclosures presenting the gross amounts of recognized assets and liabilities, offsetting amounts, and the net balance reflected in the statement of financial position. Descriptive information regarding the nature and rights of the offset must also be disclosed.  The adoption of ASU 2011-11 will not have a significant impact on the Company’s financial position or results of operations.

In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies. The adoption of ASU 2011-12 will not have an impact on the Company’s financial position or results of operations.

Highlands Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 1 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In September, 2011, the FASB issued Accounting Standards Update (ASU) 2011-08, Testing Goodwill for Impairment. The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new first step to the preexisting goodwill impairment test under ASC Topic 350, Intangibles – Goodwill and other. This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of goodwill has fallen below its carrying value. If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under Topic 350. The amendments in this ASU are effective for impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The result of the Company’s testing for goodwill impairment at December 31, 2011 determined that the fair value of its financial statements exceeding book value and therefore no second step analysis is required.

Note 2 - Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities available for sale at December 31, 2011 and 2010 are as follows:

Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In Thousands)

December 31, 2011:
U.S. Government agencies and sponsored agencies	$11,628	$105	$-	$11,733
U.S. Government sponsored enterprises (GSEs)- mortgage-backed securities	3,163	102	6	3,259
Other	300	8	9	299

	$15,091	$215	$15	$15,291

December 31, 2010:
U.S. Government agencies and sponsored agencies	$11,679	$126	$7	$11,798
U.S. Government sponsored enterprises (GSEs)-mortgage-backed securities	4,340	119	16	4,443
Other	1,184	42	5	1,221

	$17,203	$287	$28	$17,462

Highlands Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 2 - Securities Available for Sale (Continued)

The amortized cost and fair value of securities at December 31, 2011 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because the borrowers may have the right to prepay obligations with or without penalties.

Available for Sale
Amortized Cost	Fair Value
(In Thousands)

Due within one year	$999	$1,010
Due after one year through five years	5,039	5,081
Due after five years through ten years	1,191	1,195
Due after ten years	4,699	4,746
Mortgage-backed securities	3,163	3,259

	$15,091	$15,291

The tables below shows the Company’s securities, their gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010:

	Less Than Twelve Months		Twelve Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(In Thousands)
December 31, 2011:
U.S. Government agencies and
sponsored agencies	$2,023	$-	$-	$-	$2,023	$-
U.S. Government sponsored
enterprises (GSEs) -
mortgage-backed securities	-	-	773	6	773	6
Other	100	9	-	-	100	9
	$2,123	$9	$773	$6	$2,896	$15

December 31, 2010:
U.S. Government agencies and
sponsored agencies	$1,022	$7	$-	$-	$1,022	$7
U.S. Government sponsored
enterprises (GSEs) -
mortgage-backed securities	1,267	16	-	-	1,267	16
Other	108	5	-	-	108	5
	$2,397	$28	$-	$-	$2,397	$28

Highlands Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 2 - Securities Available for Sale (Continued)

Management evaluates all securities with unrealized losses quarterly to determine whether the loss is other than temporary. At December 31, 2011, the Company had 4 debt securities in an unrealized loss position. The Company does not have the intent to sell these debt securities prior to recovery and it is more likely than not that the Bank will not have to sell these debt securities prior to recovery.

Unrealized losses on 2 securities in the U.S. Government agency securities category and 1 in the U.S. Government sponsored enterprises mortgage-backed securities category are due to interest rate fluctuations. Management therefore concluded that these securities were not other-than-temporarily impaired at December 31, 2011.

Unrealized losses in the other category consist of 1 corporate security issued by a large financial company. The Company evaluated the prospects of the corporate debt issuer in relation to the severity and duration of the impairment and believes it is probable that it will be able to collect all amounts due according to the contractual terms of the security. Management therefore concluded that this security was not other-than-temporarily impaired at December 31, 2011.

Note 3 - Loans Receivable

The composition of loans receivable at December 31, 2011 and 2010 is as follows:

	December 31,	December 31,
(In Thousands)	2011	2010
Commercial	$16,581	$17,481
Commercial real estate	77,007	61,223
Commercial construction	6,467	5,020
Residential real estate	10,411	11,846
Home equity	22,720	26,909
Consumer-other	222	231
Total Loans	133,408	122,710

Allowance for loan losses	(2,083)	(1,693)
Net deferred loan (fees) costs	(18)	13
	(2,101)	(1,680)
	$131,307	$121,030

Highlands Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 3 - Loans Receivable (Continued)

The following is an analysis of the allowance for loan losses for the years ended December 31:

(In Thousands)	2011	2010
Balance, beginning	$1,693	$1,438
Provision for loan losses	397	657
Charge-offs	(73)	(441)
Recoveries	66	39
Balance, ending	$2,083	$1,693

The following table summarizes information in regards to the allowance for loan losses and the recorded investment in loans receivable as of December 31, 2011 and the activity in the allowance for loan losses for the year ended December 31, 2011:

(In Thousands)	Commercial	Commercial Real Estate	Commercial Construction	Residental	Home Equity	Consumer - Other	Unallocated	Total

Allowance for credit
losses:
Beginning Balance 1/1/11	$483	$717	$207	$49	$231	$6	$-	$1,693
Charge-offs	-	-	-	-	(73)	-	-	(73)
Recoveries	60	-	-	-	5	1	-	66
Provisions	12	241	16	56	52	(4)	24	397
Ending balance 12/31/2011	$555	$958	$223	$105	$215	$3	$24	$2,083
Ending balance: individually evaluated for impairment	$125	$135	$131	$55	$-	$-	$-	$446
Ending balance: collectively evaluted for impairment	$430	$823	$92	$50	$215	$3	$24	$1,637

Financing receivables:
Ending balance	$16,581	$77,007	$6,467	$10,411	$22,720	$222		$133,408
Ending balance: individually evaluted for impairment	$643	$2,614	$1,749	$779	$-	$-		$5,785
Ending balance: collectively evaluated for impairment	$15,938	$74,393	$4,718	$9,632	$22,720	$222		$127,623

Highlands Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 3 - Loans Receivable (Continued)

The following table presents the balance in the allowance for loan losses at December 31, 2011 and 2010 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	2011
	Allowance for Loan Losses			Loans Receivable
		Balance	Balance
		Related to	Related to
		Loans	Loans		Balance	Balance
		Individually	Collectively		Individually	Collectively
		Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Balance	Impairment	Impairment	Balance	Impairment	Impairment
	(In Thousands)

Commercial	$555	$125	$430	$16,581	$643	$15,938
Commercial real estate	958	135	823	77,007	2,614	74,393
Commercial construction	223	131	92	6,467	1,749	4,718
Residential real estate	105	55	50	10,411	779	9,632
Home equity	215	-	215	22,720	-	22,720
Consumer other	3	-	3	222	-	222
Unallocated	24	-	24	-	-	-

	$2,083	$446	$1,637	$133,408	$5,785	$127,623

	2010
	Allowance for Loan Losses			Loans Receivable
		Balance	Balance
		Related to	Related to
		Loans	Loans		Balance	Balance
		Individually	Collectively		Individually	Collectively
		Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Balance	Impairment	Impairment	Balance	Impairment	Impairment
	(In Thousands)

Commercial	$483	$13	$470	$17,481	$457	$17,024
Commercial real estate	717	45	672	61,223	2,160	59,063
Commercial construction	207	118	89	5,020	1,773	3,247
Residential real estate	49	-	49	11,846	-	11,846
Home equity	231	-	231	26,909	-	26,909
Consumer other	6	-	6	231	-	231
Unallocated	-	-	-	-	-	-

	$1,693	$176	$1,517	$122,710	$4,390	$118,320

Highlands Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 3 - Loans Receivable (Continued)

The following tables present the classes of the commercial loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system and the classes of the consumer loan portfolio by credit risk based on payment activity as of December 31, 2011 and 2010:

	Commercial	Commercial	Commercial Real Estate	Commercial Real Estate	Commercial Construction	Commercial Construction
	12/31/2011	12/31/2010	12/31/2011	12/31/2010	12/31/2011	12/31/2010
		(In Thousands)
Pass	$15,885	$16,815	$73,539	$57,492	$4,718	$3,247
Special Mention	53	209	854	1,571	-	-
Substandard	643	457	2,614	2,160	1,749	1,773
Doubtful	-	-	-	-	-	-
Total	$16,581	$17,481	$77,007	$61,223	$6,467	$5,020

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Residential Mortgage	Residential Mortgage	Home Equity Loans	Home Equity Loans	Consumer	Consumer
	12/31/2011	12/31/2010	12/31/2011	12/31/2010	12/31/2011	12/31/2010
		(In Thousands)
Performing	$9,510	$11,496	$22,410	$26,679	$210	$231
Nonperforming	901	350	310	230	12	-
Total	$10,411	$11,846	$22,720	$26,909	$222	$231

Highlands Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 3 - Loans Receivable (Continued)

The following tables summarize information in regards to impaired loans by loan portfolio class as of December 31, 2011 and 2010:

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-
Commercial construction	-	-	-	-	-

With an allowance recorded:
Commercial	$643	$646	$125	$486	$-
Commercial real estate	2,614	2,619	135	2,182	22
Commercial construction	1,749	1,749	131	1,579	-
Residential mortgage	779	779	55	677	5

Total:
Commercial	$643	$646	$125	$486	$-
Commercial real estate	2,614	2,619	135	2,182	22
Commercial construction	1,749	1,749	131	1,579	-
Residential mortgage	779	779	55	677	5

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2010	(In Thousands)
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-
Commercial construction	-	-	-	-	-

With an allowance recorded:
Commercial	$457	$459	$13	$427	$2
Commercial real estate	2,160	2,166	45	1,745	26
Commercial construction	1,773	2,569	118	2,478	-

Total:
Commercial	$457	$459	$13	$427	$2
Commercial real estate	2,160	2,166	45	1,745	26
Commercial construction	1,773	2,569	118	2,478	-

Highlands Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 3 - Loans Receivable (Continued)

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2011 and 2010:

	2011	2010
	(In Thousands)
Commercial	$643	$457
Commercial real estate	1,886	1,334
Commercial construction	1,749	1,773
Residential mortgage	329	350
Home equity	310	230
Consumer, other	12	-
	$4,929	$4,144

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2011 and 2010:

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
(In Thousands)
Commercial	$683	$252	$637	$1,572	$15,009	$16,581	$-
Commercial real estate	610	-	2,129	2,739	74,268	77,007	244
Commercial construction	-	-	1,749	1,749	4,718	6,467	-
Residential real estate	-	-	715	715	9,696	10,411	715
Home Equity	200	-	310	510	22,210	22,720	-
Consumer other	-	-	12	12	210	222	-
		-					-
Total	$1,493	$252	$5,552	$7,297	$126,111	$133,408	$959

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
(In Thousands)
Commercial	$22	$43	$437	$502	$16,979	$17,481	$-
Commercial real estate	1,101	-	1,334	2,435	58,788	61,223	-
Commercial construction	-	-	1,773	1,773	3,247	5,020	-
Residential real estate	-	210	141	351	11,495	11,846	-
Home Equity	-	-	230	230	26,679	26,909	-
Consumer other	2	-	-	2	229	231	-
							-
Total	$1,125	$253	$3,915	$5,293	$117,417	$122,710	$-

Highlands Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 3 - Loans Receivable (Continued)

At December 31, 2011 the company had four loans classified as TDR’s with combined balances of $2.1 million. The following table reflects information regarding the Company’s troubled debt restructurings for the twelve month period ending December 31, 2011, and troubled debt restructuring loans which have subsequently defaulted in the last twelve months:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructurings		(In Thousands)
for the twelves months ended
December 31, 2011:

Commercial real estate	1	$463	$482
Residential real estate	2	723	779

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings		(In Thousands)
that subsequently defaulted
in the last twelve months:

Commercial real estate	1	$827

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

Highlands Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 4 - Financial Instruments with Off-Balance Sheet Risk (Continued)

The contract or notional amounts of financial instruments where contract amounts represent credit risk at December 31, 2011 and 2010 are as follows:

December 31, 2011	December 31, 2010
(In Thousands)

Outstanding loan and credit line commitments	$41,918	$39,823

Outstanding letters of credit	336	435

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

Outstanding letters of credit written are conditional commitments issued to guarantee the performance of a customer to a third party.  These standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral supporting these letters of credit as deemed necessary.  Outstanding letters of credit at December 31, 2011 were $336,000, of which $248,000 were secured by collateral.  Outstanding letters of credit at December 31, 2010 were $435,000, of which $37,000 were secured by collateral.  The current amount of the liability as of December 31, 2011 and 2010 for guarantees under standby letters of credit is not material.

Note 5 - Premises and Equipment

The components of premises and equipment at December 31, 2011 and 2010 are as follows:

Estimated Useful Lives	2011	2010
(In Thousands)

Leasehold improvements	2 - 10 years	$1,530	$1,104
Furniture, fixtures and equipment	5 - 10 years	637	569
Computer equipment and data processing software	3 - 5 years	576	521

		2,743	2,194
Accumulated depreciation		(1,552)	(1,295)

		$1,191	$899

Highlands Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 6 – Deposits

The components of deposits at December 31, 2011 and 2010 are as follows:

2011	2010
(In Thousands)

Demand, non-interest bearing	$27,284	$26,293
Demand interest bearing	6,365	6,835
Money market accounts	34,640	33,251
Savings	34,569	43,782
Time, $100,000 and over	26,242	10,810
Time, other	11,947	15,428

	$141,047	$136,399

At December 31, 2011, the scheduled maturities of time deposits are as follows:

(In Thousands)
2012	$22,234
2013	8,659
2014	3,255
2015	1,750
2016	2,291

$38,189

Note 7 - Lease Commitments

The Company leases its banking facilities under operating lease agreements expiring through 2021.  The Company is also required to pay a monthly fee for its portion of certain operating expenses, including real estate taxes, insurance, utilities, maintenance and repairs in addition to the base rent.  Rent expense for the years ended December 31, 2011 and 2010 totaled $531,000 and $406,000, respectively.

One of the lease agreements is with a related party.  In 2005, the Company entered into a ten-year operating lease agreement with this related party for its main banking office.  The lease terms are comparable to similarly outfitted office space in the Company’s market.  Total rent expense paid to the related party under this lease agreement was $164,000 and $159,000 for the years ended December 31, 2011 and 2010, respectively.

Highlands Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 7 - Lease Commitments (Continued)

Future minimum lease payments by year and in the aggregate under these lease agreements are as follows:

(In Thousands)
2012	$532
2013	540
2014	548
2015	557
2016	337
Thereafter	645

$3,159

Note 8 - Borrowings

The Company has a $5,000,000 line of credit with Atlantic Central Bankers Bank (ACBB) for federal funds purchased of which $524,000 and -$0- was outstanding at December 31, 2011 and 2010, respectively.  The line of credit expires June 30, 2012.  $2,500,000 of the line of credit is unsecured and $2,500,000 of the line of credit is secured by securities held by ACBB in safekeeping.

The Company has $5,000,000 and $11,000,000 in borrowings with the Federal Home Loan Bank of New York (FHLB) with a weighted average interest rate of 2.61% and 1.38% at December 31, 2011 and 2010, respectively.

The FHLB borrowings at December 31, 2011 mature as follows:

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
December 31, 2011 and 2010

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

The Series C Preferred Stock qualifies as Tier 1 capital for the Company. Non-cumulative dividends are payable quarterly on the Series C Preferred Stock, beginning January 1, 2012. The dividend rate is calculated as a percentage of the aggregate Liquidation Amount of the outstanding Series C Preferred Stock and is based on changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank.  Based upon the increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period, which is from the date of issuance through December 31, 2011, has been set at 1.65%.  For the 2nd through 10th calendar quarters, the annual dividend rate may be adjusted to between 1% and 5%, to reflect the amount of change in the Banks’ level of QSBL.  For the 11th calendar quarter through 4.5 years after issuance, the dividend rate will be fixed at between 1% and 7% based upon the increase in QSBL as compared to the baseline.  After 4.5 years from issuance, the dividend rate will increase to 9%.

Highlands Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 9 - Preferred Stock (Continued)

The Series C preferred shares are non-voting, other than class voting rights on matters that could adversely affect the shares. The preferred shares are redeemable at any time, with Treasury, Federal Reserve and FDIC approval.  Apart from the Series C shares, no other shares of the Company’s preferred stock are currently outstanding.

Note 10 - Federal Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
	(In Thousands)

Current taxes	$-	$-
Deferred taxes	502	204
Reversal of valuation allowance	(982)	(204)
	$(480)	$-

The effective income tax rate for 2011 and 2010 was different than the applicable statutory Federal income tax rate of 34% as follows:

	2011	2010
	(In Thousands)

Federal income taxes at statutory rate	$522	$160
State taxes net of federal benefit	60	27
Change in valuation allowance	(982)	(204)
Other	(80)	17
	$(480)	$-

Highlands Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 10 - Federal Income Taxes (Continued)

The components of the net deferred tax asset (liability) at December 31, 2011 and 2010 are as follows:

	2011	2010
	(In Thousands)
Deferred tax assets:
Organization and start-up costs	$135	$151
Net operating loss carryforwards	2,247	2,875
Allowance for loan losses	609	574
Non-qualified stock option compensation	78	78
Depreciation	30	-
Other	141	124

	3,240	3,802
Valuation allowance	(2,590)	(3,572)
Total Deferred Tax Assets, Net of Valuation
Allowance	650	230

Deferred tax liabilities:
Cash basis conversion	(170)	(204)
Depreciation	-	(26)
Unrealized gain on securities available for sale	(80)	-

Total Deferred Tax Liabilities	(250)	(230)

Net Deferred Tax Asset	$400	$-

The Company has provided a $2,590,000 valuation allowance on the net deferred tax asset due to the uncertainty of the realization of the entire deferred tax asset including net operating loss carryforwards. Due to projections of taxable income in 2012, management believes that it is more likely than not that the Company will realize the benefit of the $400,000 deferred tax asset recorded.

At December 31, 2011, the Company has available unused net operating loss carryforwards available for federal and state income tax purposes of approximately $6,100,000 and $2,800,000, respectively, which start to expire in 2025 for federal purposes and 2012 for state purposes.

Highlands Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 11 - Transactions with Executive Officers, Directors, and Principal Stockholders

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal stockholders, their immediate families and affiliated companies (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.  Deposits of related parties totaled $13,627,000 and $16,343,000 at December 31, 2011 and 2010, respectively.  Activity with respect to loans to related parties for the year ended December 31, 2011 is as follows:

2011
(In Thousands)

Balance, beginning	$9,140
Loans originated	2,956
Collection of principal	(4,751)

Balance, ending	$7,345

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

The 2006 Plans enable the Board of Directors to grant stock options to executives, other key employees and nonemployee directors.  The Company has reserved 150,000 shares of common stock for issuance upon the exercise of options granted under the 2006 Plans.  Such shares may be issued from authorized but unissued shares or previously issued shares that the Company may hereafter reacquire (treasury stock).  The 2006 Plans will terminate ten years from stockholder approval.  Options may not be granted with an exercise price that is less than 1) 100% of the fair market value of the Company’s common stock on the date of grant or 2) the par value of the common stock or 3) $10.00 for any option granted before January 1, 2009.  Options may not be granted with a term longer than 10 years.  Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The Incentive Plan also has special terms for individuals that own more than 10% of the Company’s common stock.  Vesting, exercisability, and other conditions related to an option will be waived in the event of a “change in control” of the Company, as defined in the 2006 Plans.  The number of shares available under the 2006 Plans, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of the Company’s outstanding shares.  At December 31, 2011, there were 26,000 shares available for grant under the 2006 Plans.

Highlands Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 12 - Stock Option Plans (Continued)

In 2011, the Board of Directors adopted the Highlands Bancorp, Inc. 2011 Equity Compensation Plan (“2011 Plan”) which was approved by the stockholders at the 2011 annual meeting in May 2011.  This Plan authorizes the Company to issue stock options or restricted stock to eligible participants.  The Company has reserved 136,000 shares of the Company’s common stock, which may be granted as incentive stock options, non-qualified stock options and restricted stock awards to eligible employees, officers, non-employee directors, advisory board members, and other service providers to the Company under this Plan. The options under this Plan will have a maximum term of ten years, subject to earlier termination of the options as provided by the 2011 Plan. Options granted under the Plan as ISO’s are to be granted at an exercise price of not less than 100% of the fair market value of the Company’s common stock on the date of the grant.  However, if the optionee owns stock possessing more than 10% of the total combined voting power of all classes of the Company 's common stock, the purchase price per share of common stock deliverable upon the exercise of each option shall not be less than 110% of the fair market value of the common stock on the date of grant or the par value of the common stock, whichever is greater.  All non-qualified options must have an exercise price of at least 100% of fair market value on the date of grant.   Fair market value is to be determined by the Board of Directors in good faith.

No options or restricted stock awards may be granted under the Plan more than ten (10) years after adoption by the shareholders, but options or restricted stock awards previously granted may extend beyond that date.  Awards under the Plan will be made to eligible Participants at the discretion of the Board of Directors, who may at any time amend, suspend or terminate the Plan.  As a result, it is not possible to determine the number or type of awards that may be granted at this time.

No stock options or stock awards have been granted under the 2011 Plan.

The following is a summary of the Company’s stock option activity and related information for its 2006 Plans for the years ended December 31, 2011 and 2010:

Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2009	132,000	$10.00
Forfeited	(8,000)	10.00

Outstanding at December 31, 2010 and 2011	124,000	$10.00	4.3 years	$-

Exercisable at December 31, 2011	123,000	$10.00	4.3 years	$-

Highlands Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets.  Management believes, as of December 31, 2011, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2011 and 2010 are presented below:

Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollar Amounts in Thousands)

December 31, 2011
Total capital (to risk-weighted assets)	$19,379	13.6%	$	≥11,442	≥8.0%	$	≥14,302	≥10.0%
Tier 1 capital (to risk-weighted assets)	17,588	12.3		≥ 5,721	≥4.0		≥ 8,581	≥ 6.0
Tier 1 capital (to adjusted average assets)	17,588	10.7		≥ 6,562	≥4.0		≥ 8,202	≥ 5.0

December 31, 2010
Total capital (to risk-weighted assets)	$16,738	12.2%	$	≥10,965	≥8.0%	$	≥13,706	≥10.0%
Tier 1 capital (to risk-weighted assets)	15,045	11.0		≥ 5,483	≥4.0		≥ 8,224	≥ 6.0
Tier 1 capital (to adjusted average assets)	15,045	9.1		≥ 6,626	≥4.0		≥ 8,282	≥ 5.0

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

Highlands Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

Highlands Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 14 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011 and 2010 are as follows:

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
	December 31,	Indentical	Observable	Unobservable
	2011	Assets	Inputs	Inputs
	(In Thousands)
December 31, 2011:
U.S. Government agencies and
sponsored agencies	$11,733	$-	$11,733	$-
U.S. Government sponsored
enterprises (GSEs) -
mortgage-backed securities	3,259	-	3,259	-
Other	299	-	299	-
	$15,291	$-	$15,291	$-

December 31, 2010:
U.S. Government agencies and
sponsored agencies	$11,798	$-	$11,798	$-
U.S. Government sponsored
enterprises (GSEs) -
mortgage-backed securities	4,443	-	4,443	-
Other	1,221	-	1,221	-
	$17,462	$-	$17,462	$-

Highlands Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 14 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011 and 2010 are as follows:

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
	December 31,	Indentical	Observable	Unobservable
Description	2011	Assets	Inputs	Inputs
	(In Thousands)

Impaired loans	$5,339	$-	$-	$5,339

Foreclosed assets	$3,170	$-	$-	$3,170

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
	December 31,	Indentical	Observable	Unobservable
Description	2010	Assets	Inputs	Inputs
	(In Thousands)

Impaired loans	$4,214	$-	$-	$4,214

Foreclosed assets	$799	$-	$-	$799

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s balance sheet. The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2011 and 2010:

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Highlands Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

Securities Available for Sale (Carried at Fair Value)

The fair value of securities available for sale are determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those in which management has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value at December 31, 2011 consists of loan balances of $5,785,000 net of an allowance of $446,000. The fair value at December 31, 2010 consists of the loan balances of $4,390,000, net of a valuation allowance of $176,000.

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
December 31, 2011 and 2010

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

The following table summarizes the carrying amount and fair value estimates of the Company’s financial instruments at December 31, 2011 and 2010:

2011		2010
Carrying or Notional Amount	Fair Value	Carrying or Notional Amount	Fair Value
(In Thousands)

Financial Assets:
Cash and cash equivalents	$2,665	$2,665	$1,447	$1,447
Time deposits in other banks	9,288	9,288	19,596	19,596
Securities available for sale	15,291	15,291	17,462	17,462
Loans receivable, net	131,307	133,976	121,030	121,407
Restricted investment in bank stock	533	533	790	790
Accrued interest receivable	735	735	631	631

Financial Liabilities:
Demand and savings deposits	102,858	102,858	110,161	110,161
Time deposits	38,189	37,798	26,238	26,094
Borrowings	5,524	5,607	11,000	11,036
Accrued interest payable	67	67	70	70

Off-Balance Financial Instruments:
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-

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
December 31, 2011 and 2010

Note 16 – Parent Company Only Financial Statements

Condensed financial information pertaining to the parent company, Highlands Bancorp, Inc. as of December 31, 2011 and 2010 and for the years then ended is as follows:

	December 31,
BALANCE SHEET	2011	2010
	(In Thousands)
ASSETS
Investment in subsidiary	$18,513	$16,107
Total Assets	$18,513	$16,107

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' Equity	$18,513	$16,107
Total Liabilities and Stockholders' Equity	$18,513	$16,107

STATEMENT OF INCOME	2011	2010
	(In Thousands)
Income
Dividend income from bank subsidiary	$275	$60
Undistributed net income of bank subsidiary	1,259	410
Net income	$1,534	$470
Preferred stock dividends and accretion	$(342)	$(317)
Net income available to common
stockholders	$1,192	$153