Form 10-Q
period 2012-03-31
HIGHLANDS BANCORP, INC.
filed 2012-05-11
CIK 1494186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	To

Commission file number: 000-54110

Highlands Bancorp, Inc.
(Exact name of registrant as specified in its charter)

New Jersey	27-1954096
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

310 Route 94, Vernon, New Jersey 07462
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code	973-764-3200

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

As of May 10, 2012 there were 1,788,262 shares of the registrant’s common stock, no par value outstanding.

Highlands Bancorp, Inc.

Part 1. CONSOLIDATED FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

HIGHLANDS BANCORP, INC.
Consolidated Balance Sheets (Unaudited)
	March 31,	December 31,
	2012	2011
	(In Thousands, except share and per share data)
ASSETS
Cash and due from banks	$3,138	$2,617
Interest bearing deposits in other banks	72	48
Federal funds sold	10,284	-

Cash and Cash Equivalents	13,494	2,665

Time deposits in other banks	9,090	9,288
Securities available for sale	13,935	15,291
Restricted investment in bank stock	533	533
Loans receivable, net of allowance for loan losses of $2,194 and
$2,083, respectively	137,299	131,307
Premises and equipment, net	1,129	1,191
Goodwill	804	804
Accrued interest receivable	702	735
Foreclosed assets	3,303	3,170
Other assets	974	1,003

Total Assets	$181,263	$165,987

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	$27,436	$27,284
Interest-bearing	129,140	113,763
Total Deposits	156,576	141,047

Borrowings	5,000	5,524
Accrued interest payable	62	67
Other liabilities	973	836

Total Liabilities	162,611	147,474

Stockholders' Equity
Preferred stock, Series C, liquidation preference of $1,000 per share,	6,853	6,853
6,853 shares outstanding.
Common stock, no par value; authorized 10,000,000 shares; issued and
outstanding 1,788,262 shares outstanding.	15,972	15,972
Accumulated deficit	(4,274)	(4,432)
Accumulated other comprehensive income	101	120

Total Stockholders' Equity	18,652	18,513

Total Liabilities and Stockholders' Equity	$181,263	$165,987

See Notes to Consolidated Financial Statements.

HIGHLANDS BANCORP, INC.
Consolidated Statements of Income (Unaudited)
	Three Months Ended
	March 31,
	2012	2011
	(In Thousands,
	except share and per share data)
Interest income:
Loans	$1,824	$1,713
Securities	61	103
Federal funds sold	1	1
Other interest-earning assets	15	42
Total interest income	1,901	1,859

Interest expense:
Deposits	236	275
Borrowings	35	36
Total interest expense	271	311

Net Interest Income	1,630	1,548
Provision for loan losses	143	51

Net interest income after provision for loan losses	1,487	1,497

Non-interest income
Fees and service charges	103	87
Gain on sale of securities available for sale	29	38
Other income	20	13
Total non-interest income	152	138

Non-interest expense
Salaries and employee benefits	715	585
Occupancy and equipment	267	223
Professional fees	78	148
Advertising and promotion	24	24
Data processing	146	149
FDIC insurance premium	23	75
Other	221	204
Total non-interest expense	1,474	1,408

Net income before income tax expense	$165	$227
Income tax expense	-	-
Net income	$165	$227
Preferred stock dividends and accretion	(6)	(79)
Net income available to common stockholders	$159	$148

Net income per common share
Basic and diluted	$0.09	$0.08

Weighted average common shares outstanding
Basic and diluted	1,788,262	1,788,262

See Notes to Consolidated Financial Statements.

HIGHLANDS BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(in Thousands)

Net income	$165	$227
Other comprehensive income (loss):
Net unrealized losses on
securities available for sale	(3)	(13)
Reclassification adjustment for net gains
included in the statements of income	(29)	(38)
	(32)	(51)
Tax effect	13	-
Net of tax	(19)	(51)
Total comprehensive income	$146	$176

See Notes to Consolidated Financial Statements.

HIGHLANDS BANCORP, INC.
Consolidated Statements of Cash Flows
	Three Months Ended
	March 31,
	2012	2011
	(In Thousands)
Cash flows from operating activities:
Net income	$165	$227
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation of premises and equipment	76	61
Amortization and accretion, net	76	17
Gain on sale of available for sale securities	(29)	(38)
Provision for loan losses	143	51
Decrease (increase) in interest receivable	33	(5)
Decrease in other assets	42	167
(Decrease) increase in accrued interest payable	(5)	1
Increase in other liabilities	137	47
Net cash provided by operating activities	638	528

Cash flows from investing activities:
Purchases of time deposits	(1,492)	(849)
Principal repayments on time deposits	1,690	4,759
Purchases of securities available for sale	(2,111)	-
Proceeds from sales of securities available for sale	1,051	1,008
Proceeds from maturities, calls and prepayments of securities available for sale	2,353	298
Net increase in loans receivable	(6,284)	(765)
Purchases of restricted stock	(248)	(45)
Redemption of restricted stock	248	315
Purchases of premises and equipment	(14)	(2)
Net cash provided by (used in) investing activities	(4,807)	4,719

Cash flows from financing activities:
Increase in deposits	15,529	3,986
Decrease in short term borrowings	(524)	(6,000)
Cash dividends paid on preferred stock	(7)	(72)
Net cash provided by (used in) financing activities	14,998	(2,086)

Net increase in cash and cash equivalents	10,829	3,161
Cash and cash equivalents-beginning	2,665	1,447
Cash and cash equivalents-ending	$13,494	$4,608

Supplemental information:
Cash paid during the period for interest	$276	$310

Supplemental schedule of Non-cash Investing Activities:
Foreclosed real estate acquired in settlement of loan	$133	$799

See Notes to Consolidated Financial Statements.

HIGHLANDS BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Highlands Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Highlands State Bank (the “Bank” or “Highlands”) and the Bank’s wholly-owned subsidiaries, HSB Chapel LLC, HSB Mountain Lakes, LLC, and HSB Village Way LLC. On April 30, 2010 the stockholders of the Bank approved the formation of a bank holding company, Highlands Bancorp, Inc., under a Plan of Acquisition (the "Plan") whereby each outstanding share of the Bank’s common stock, $5 par value per share, was transferred and contributed to the holding company in exchange for one share of the holding company’s common stock, no par value per share. This exchange of shares was completed on August 31, 2010.

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

Highlands State Bank is a New Jersey state chartered bank which commenced operations on October 31, 2005 and is a full service bank providing personal and business lending and deposit services.  The Bank’s trade area includes Sussex County and a portion of Passaic County in New Jersey. HSB Mountain Lakes, LLC was formed in 2010 to hold certain real estate acquired in settlement of loans. HSB Chapel LLC and HSB Village Way LLC were formed in 2011 and 2012, respectively, also to hold certain real estate acquired in settlement of loans.

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (US GAAP) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

These unaudited consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2011, included in the Annual Report on Form 10-K of Highlands Bancorp, Inc. filed with the Securities Exchange Commission (“SEC”).

The significant accounting policies of the Company as applied in the interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company has evaluated subsequent events for potential recognition and/or disclosure in this Quarterly Report on Form 10-Q through the date these financial statements were issued.

Note 2 – Securities Available for Sale

The amortized cost, gross unrealized gains and losses, estimated fair value, and maturities of securities available for sale at March 31, 2012 and December 31, 2011 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
March 31, 2012
U.S Government agencies and sponsored
agencies
Due within one year	$1,000	$7	$-	$1,007
Due after one but within five years	4,012	1	4	4,009
Due after five but within ten years	1,001	-	-	1,001
Due after ten years	3,557	40	-	3,597
U.S Government sponsored enterprises
(GSEs)-mortgage-backed securities	2,811	123	-	2,934
Other
Due after five but within ten years	175	4	-	179
Due after ten years	1,211	3	6	1,208

	$13,767	$178	$10	$13,935

December 31, 2011
U.S Government agencies and sponsored
agencies
Due within one year	$999	$11	$-	$1,010
Due after one but within five years	5,039	42	-	5,081
Due after five but within ten years	1,005	-	-	1,005
Due after ten years	4,585	52	-	4,637
U.S Government sponsored enterprises
(GSEs)-mortgage-backed securities	3,163	102	6	3,259
Other
Due after five but within ten years	186	4	-	190
Due after ten years	114	4	9	109

	$15,091	$215	$15	$15,291

The table below shows the Company’s securities, their gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
March 31, 2012
U.S Government agencies
and sponsored agencies	$4,017	$4	$-	$-	$4,017	$4
U.S Government sponsored
enterprises (GSEs) -
mortgage-backed securities	-	-	-	-	-	-
Other	1,201	6	-	-	1,201	6
	$5,218	$10	$-	$-	$5,218	$10

December 31, 2011
U.S Government agencies
and sponsored agencies	$2,023	$-	$-	$-	$2,023	$-
U.S Government sponsored
enterprises (GSEs) -
mortgage-backed securities	-	-	773	6	773	6
Other	100	9	-	-	100	9
	$2,123	$9	$773	$6	$2,896	$15

At March 31, 2012, the Company had 6 securities in an unrealized loss position.  Unrealized losses on four U.S. Government agency securities are due to interest rate fluctuations. Unrealized losses in the other category consist of one corporate security issued by a large financial company, and one taxable municipal security. The Company evaluated the prospects of the corporate and municipal debt issuers in relation to the severity and duration of the impairment and believes it is probable that it will be able to collect all amounts due according to the contractual terms of the securities. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2012.

Note 3 – Credit Quality Disclosures

The composition of loans receivable at March 31, 2012 and December 31, 2011 is as follows:

	March 31,	December 31,
(In Thousands)	2012	2011
Commercial	$19,750	$16,581
Commercial real estate	82,196	77,007
Commercial construction	6,167	6,467
Residential real estate	9,978	10,411
Home equity	21,173	22,720
Consumer-other	262	222
Total Loans	139,526	133,408

Allowance for loan losses	(2,194)	(2,083)
Net deferred loan (fees) costs	(33)	(18)
	(2,227)	(2,101)
	$137,299	$131,307

The following table summarizes information in regards to the allowance for loan losses and the recorded investment in loans receivable as of March 31, 2012, December 31, 2011, and March 31, 2011:

(In Thousands)	Commercial	Commercial Real Estate	Commercial Construction	Residental	Home Equity	Consumer - Other	Unallocated	Total

Allowance for credit
losses:
Beginning Balance 1/1/12	$555	$958	$223	$105	$215	$3	$24	$2,083
Charge-offs	-	-	-	-	(20)	(12)	-	(32)
Recoveries	-	-	-	-	-	-	-	-
Provisions	102	62	(6)	(4)	2	11	(24)	143
Ending balance 3/31/12	$657	$1,020	$217	$101	$197	$2	$-	$2,194
Ending balance: individually evaluated for impairment	$139	$142	$135	$52	$-	$-	$-	$468
Ending balance: collectively evaluated for impairment	$518	$878	$82	$49	$197	$2	$-	$1,726

Financing receivables:
Ending balance	$19,750	$82,196	$6,167	$9,978	$21,173	$262		$139,526
Ending balance: individually evaluated for impairment	$872	$3,233	$1,794	$772	$-	$-		$6,671
Ending balance: collectively evaluated for impairment	$18,878	$78,963	$4,373	$9,206	$21,173	$262		$132,855

Ending balance 12/31/11	$555	$958	$223	$105	$215	$3	$24	$2,083
Ending balance: individually evaluated for impairment	$125	$135	$131	$55	$-	$-	$-	$446
Ending balance: collectively evaluated for impairment	$430	$823	$92	$50	$215	$3	$24	$1,637

Financing receivables:
Ending balance	$16,581	$77,007	$6,467	$10,411	$22,720	$222		$133,408
Ending balance: individually evaluated for impairment	$643	$2,614	$1,749	$779	$-	$-		$5,785
Ending balance: collectively evaluated for impairment	$15,938	$74,393	$4,718	$9,632	$22,720	$222		$127,623

Allowance for credit
losses:
Beginning Balance 1/1/11	$483	$717	$207	$49	$231	$6	$-	$1,693
Charge-offs	-	-	-	-	(73)	-	-	(73)
Recoveries	61	-	-	-	1	2	-	64
Provisions	13	(15)	21	(1)	33	-	-	51
Ending balance 3/31/11	$557	$702	$228	$48	$192	$8	$-	$1,735

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2012 and December 31, 2011:

	Commercial	Commercial	Commercial Real Estate	Commercial Real Estate	Commercial Construction	Commercial Construction
	3/31/2012	12/31/2011	3/31/2012	12/31/2011	3/31/2012	12/31/2011
	(In Thousands)
Pass	$18,472	$15,885	$79,573	$73,539	$4,373	$4,718
Special Mention	606	53	-	854	-	-
Substandard	672	643	2,623	2,614	1,794	1,749
Doubtful	-	-	-	-	-	-
Total	$19,750	$16,581	$82,196	$77,007	$6,167	$6,467

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Residential Mortgage Loans	Residential Mortgage Loans	Home Equity Loans	Home Equity Loans	Consumer	Consumer
	3/31/2012	12/31/2011	3/31/2012	12/31/2011	3/31/2012	12/31/2011
	(In Thousands)
Performing	$9,086	$9,510	$21,017	$22,410	$262	$210
Nonperforming	892	901	156	310	-	12
Total	$9,978	$10,411	$21,173	$22,720	$262	$222

The following table summarizes information in regards to impaired loans by loan portfolio class as of March 31, 2012 and December 31, 2011, and the three month periods ended March 31, 2012 and 2011:

March 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-
Commercial construction	-	-	-	-	-

With an allowance recorded:
Commercial	$872	$875	$139	$544	$-
Commercial real estate	3,233	3,247	142	2,820	-
Commercial construction	1,794	1,794	135	1,783	-
Residential mortgage	772	785	52	774	4

Total:
Commercial	$872	$875	$139	$544	$-
Commercial real estate	3,233	3,247	142	2,820	-
Commercial construction	1,794	1,794	135	1,783	-
Residential mortgage	772	785	52	774	4

	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2011	(In Thousands)
With no related allowance recorded:
Commercial	$-	$-	$-
Commercial real estate	-	-	-
Commercial construction	-	-	-

With an allowance recorded:
Commercial	$643	$646	$125
Commercial real estate	2,614	2,619	135
Commercial construction	1,749	1,749	131
Residential mortgage	779	779	55

Total:
Commercial	$643	$646	$125
Commercial real estate	2,614	2,619	135
Commercial construction	1,749	1,749	131
Residential mortgage	779	779	55

March 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-
Commercial construction	-	-	-	-	-

With an allowance recorded:
Commercial	$495	$498	$21	$468	$-
Commercial real estate	2,160	2,166	77	2,160	-
Commercial construction	1,773	2,569	162	1,773	-

Total:
Commercial	$495	$498	$21	$468	$-
Commercial real estate	2,160	2,166	77	2,160	-
Commercial construction	1,773	2,569	162	1,773	-

The following table presents non-accrual loans by classes of the loan portfolio as of March 31, 2012 and December 31, 2011:

	2012	2011
	(In Thousands)
Commercial	$872	$643
Commercial real estate	2,751	1,886
Commercial construction	1,794	1,749
Residential mortgage	323	329
Home equity	156	310
Consumer, other	-	12
	$5,896	$4,929

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2012 and December 31, 2011:

March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Commercial	$170	$389	$868	$1,427	$18,323	$19,750	$-
Commercial real estate	1,662	24	2,979	4,665	74,268	82,196	482
Commercial construction	648	-	1,794	2,442	4,718	6,167	-
Residential real estate	-	-	-	-	9,978	9,978	-
Home Equity	28	200	156	384	20,789	21,173	-
Consumer other	21	-	1	22	210	262	1
		-
Total	$2,529	$613	$5,798	$8,940	$128,286	$139,526	$483

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Commercial	$683	$252	$637	$1,572	$15,009	$16,581	$-
Commercial real estate	610	-	2,129	2,739	74,268	77,007	244
Commercial construction	-	-	1,749	1,749	4,718	6,467	-
Residential real estate	-	-	715	715	9,696	10,411	715
Home Equity	200	-	310	510	22,210	22,720	-
Consumer other	-	-	12	12	210	222	-

Total	$1,493	$252	$5,552	$7,297	$126,111	$133,408	$959

At March 31, 2012 the Company had four loans classified as TDR’s with combined balances of $1.5 million. The following table reflects information regarding the Company’s troubled debt restructurings for the three month period ending March 31, 2012, and troubled debt restructuring loans which have subsequently defaulted in the last twelve months.

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructurings		(In Thousands)
for the three months ended
March 31, 2012:

Commercial real estate	1	$244	$253

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings		(In Thousands)
that subsequently defaulted
in the last twelve months:

Commercial real estate	1	$827

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

The Series C Preferred Stock qualifies as Tier 1 capital for the Company. Non-cumulative dividends are payable quarterly on the Series C Preferred Stock, beginning January 1, 2012. The dividend rate is calculated as a percentage of the aggregate Liquidation Amount of the outstanding Series C Preferred Stock and is based on changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank.  Based upon the increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period, which is from the date of issuance through December 31, 2011, was set at 1.65%.  For the 2nd through 10th calendar quarters, the annual dividend rate may be adjusted to between 1% and 5%, to reflect the amount of change in the Banks’ level of QSBL.  For the 11th calendar quarter through 4.5 years after issuance, the dividend rate will be fixed at between 1% and 7% based upon the increase in QSBL as compared to the baseline.  After 4.5 years from issuance, the dividend rate will increase to 9%. The dividend rate for the quarter ended March 31, 2012 was 1%, compared to a dividend rate of 5% for the preferred stock issued as part of the CPP outstanding during the first quarter of 2011. The Series C preferred shares are non-voting, other than class voting rights on matters that could adversely affect the shares. The preferred shares are redeemable at any time, with Treasury, Federal Reserve and FDIC approval.  Apart from the Series C shares, no other shares of the Company’s preferred stock are currently outstanding.

Note 6 – Basic and Diluted Income Per Common Share

Basic income and loss per common share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period, as adjusted for stock dividends and splits. Diluted income per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

	Three Months Ended March 31,
	2012	2011
	(In Thousands, except share and
	per share data)

Net income available to common stockholders	$159	$148

Weighted average shares outstanding	1,788,262	1,788,262
Dilutive effect of potential common shares, stock options	-	-

Diluted weighted average common shares outstanding	1,788,262	1,788,262
Basic net income per common share	$0.09	$0.08
Diluted net income per common share	$0.09	$0.08

Stock options for 124,000 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2012 and 2011, respectively because they were not dilutive.

Note 7 – Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $336 thousand of standby letters of credit outstanding as of March 31, 2012, of which $248 thousand were secured by collateral. The current amount of the liability as of March 31, 2012 for guarantees under standby letters of credit issued is not material.

Note 8 – Short-term and Long-term Borrowings

The Company has a $5,000,000 line of credit with Atlantic Central Bankers Bank (ACBB) for federal funds purchased.  $2,500,000 of the line of credit is unsecured and $2,500,000 of the line of credit is secured by securities held by ACBB in safekeeping. There were no balances outstanding under this line at March 31, 2012 or December 31, 2011.  The line of credit expires June 30, 2012.

As of March 31, 2012 and December 31, 2011, the Company had $5.0 million in borrowings with the Federal Home Loan Bank of New York (FHLB) with a weighted average interest rate of 2.61%.

The FHLB borrowings at March 31, 2012 mature as follows:

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2012 and December 31, 2011 are as follows:

		(Level 1)		(Level 3)
		Quoted Prices in	(Level 2)	Significant
		Active Markets for	Significant Other	Unobservable
	Total	Identical Assets	Observable Inputs	Inputs
Securities Available for Sale:	(In Thousands)
March 31, 2012:
U.S Government agencies
and sponsored agencies	$9,613	$-	$9,613	$-
U.S Government sponsored
enterprises (GSEs) -
mortgage-backed securities	2,934		2,934
Other	1,388		1,388
	$13,935	$-	$13,935	$-

Securities Available for Sale:
December 31, 2011:
U.S Government agencies
and sponsored agencies	$11,733	$-	$11,733	$-
U.S Government sponsored
enterprises (GSEs) -
mortgage-backed securities	3,259		3,259
Other	299		299
	$15,291	$-	$15,291	$-

The Company recognizes transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1 and Level 2 fair value measurements during the three month period ended March 31, 2012.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2012 and December 31, 2011 are as follows:

		(Level 1)		(Level 3)
		Quoted Prices in	(Level 2)	Significant
	March 31,	Active Markets for	Significant Other	Unobservable
(In Thousands)	2012	Identical Assets	Observable Inputs	Inputs

Impaired Loans	$6,102	$-	$-	$6,102

	December 31,
	2011

Impaired Loans	$5,339	$-	$-	$5,339

Foreclosed Assets	$3,170	$-	$-	$3,170

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s balance sheet. The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011:

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those loans on which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value at March 31, 2012 consists of the loan balances of $5.9 million net of a valuation allowance of $416 thousand. The fair value at December 31, 2011 consists of loan balances of $5.8 million net of a valuation allowance of $446 thousand.

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

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
(In Thousands)	Estimate	Techniques	Input	Average)
March 31, 2012
Impaired loans	$6,102	Appraisal of	Appraisal
		collateral (1)	adjustments (1)	0% to -40% (-17.49%)
Liquidation
			expenses (2)	0% to -10% (-6.95%)

Foreclosed assets	$-	Appraisal of	Appraisal	0% to -24% (-6.00%)
		collateral (1), (3)	adjustments (1)
Liquidation
			expenses (2)	-6% to -20% (-11.00%)

(1) Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal.
(3) Includes qualitative adjustments by management and estimated liquidation expenses.

The estimated fair values of the Company’s financial instruments are summarized below:

	March 31, 2012		(Level 1)		(Level 3)
	Carrying or		Quoted Prices in	(Level 2)	Significant
	Notional	Fair	Active Markets for	Significant Other	Unobservable
	Amount	Value	Identical Assets	Observable Inputs	Inputs
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$13,494	$13,494	$13,494	$-	$-
Time deposits in other banks	9,090	9,090	9,090	-	-
Securities available for sale	13,935	13,935	-	13,935	-
Loans receivable, net	137,299	137,496	-	-	137,496
Restricted investment in bank stock	533	533	-	533	-
Accrued interest receivable	702	702	702	-	-

Financial Liabilities:
Demand and savings deposits	115,099	115,099	115,099	-	-
Time deposits	41,476	40,771	-	40,771	-
Borrowings	5,000	5,063	-	5,063	-
Accrued interest payable	62	62	62	-	-

Off-Balance Financial Instruments:
Commitments to extend credit	-	-	-	-	-
Letters of credit	-	-	-	-	-

	December 31, 2011
	Carrying or
	Notional	Fair
	Amount	Value
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$2,665	$2,665
Time deposits in other banks	9,288	9,288
Securities available for sale	15,291	15,291
Loans receivable, net	131,307	131,726
Restricted investment in bank stock	533	533
Accrued interest receivable	735	735

Financial Liabilities:
Demand and savings deposits	102,858	102,858
Time deposits	38,189	37,798
Borrowings	5,524	5,607
Accrued interest payable	67	67

Off-Balance Financial Instruments:
Commitments to extend credit	-	-
Letters of credit	-	-

Note 10 – Contingencies

In the normal course of business, the Company is subject to various lawsuits involving matters generally incidental to its business.  Management is of the opinion that the ultimate liability, if any, resulting from any pending actions or proceedings will not have a material effect on the financial position or results of operations of the Company.

Note 11 – New Accounting Standards

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, which updates ASC 860, Transfers and Servicing. The ASU removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. Accordingly, upon the adoption of the ASU’s guidance, a transferor in a repurchase transaction is deemed to have effective control if the following three conditions in ASC 860-10-40-24 are met: 1) The financial assets to be repurchased or redeemed are the same or substantially the same as those transferred, 2) The agreement is to repurchase or redeem them before maturity, at a fixed or determinable price, and 3) The agreement is entered into contemporaneously with, or in contemplation of, the transfer. The guidance in the ASU is effective prospectively for transactions or modifications of existing transactions that occur on or after the first interim or annual period beginning on or after December 15, 2011. The adoption of ASU 2011-03 did not have a significant impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The Update clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The Update also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The Update also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this Update is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a significant impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  The provisions of this update amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The Update prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this Update are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities. The adoption of ASU No. 2011-05 did not have an impact on the Company’s financial position or results of operations.

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

In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies. The adoption of ASU 2011-12 did not have an impact on the Company’s financial position or results of operations.

In September, 2011, the FASB issued Accounting Standards Update (ASU) 2011-08, Testing Goodwill for Impairment. The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new first step to the preexisting goodwill impairment test under ASC Topic 350, Intangibles – Goodwill and other. This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of goodwill has fallen below its carrying value. If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under Topic 350. The amendments in this ASU are effective for impairment tests performed for fiscal years beginning after December 15, 2011. The result of the Company’s testing for goodwill impairment at December 31, 2011 determined that the fair value of its financial statements exceeding book value and therefore no second step analysis was required.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Highlands Bancorp, Inc. (the “Company”) and its consolidated subsidiary, Highlands State Bank (the “Bank”), as of March 31, 2012 and for the three   month periods ended March 31, 2012 and 2011. This discussion should be read in conjunction with the preceding financial statements and related footnotes, as well as with the audited financial statements and the accompanying notes for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the SEC. Current performance does not guarantee and may not be indicative of similar performance in the future.

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in Note 1 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses, the determination of other-than-temporary impairment on securities, and the valuation of deferred tax assets.

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

The Company’s assets increased $15.3 million from $166.0 million at December 31, 2011 to $181.3 million at March 31, 2012 due to a $10.3 million increase in overnight sales of federal fund balances when compared to the prior year end resulting from growth in municipal deposit fund balances. Net loans increased $6.0 million from December 31,2011 to $137.3 million, reflecting growth in commercial real estate and commercial loans, partially offset by home equity loan paydowns and payoffs.  Total deposits increased $15.5 million from $141.0 million at December 31, 2011 to $156.6 million at March 31, 2012. Municipal NOW accounts, certificate of deposits, and money market account balances grew $11.2 million, $3.3 million, and $1.2 million, respectively. Borrowings decreased $524 thousand from $5.5 million at December 31, 2011 to $5.0 million at March 31, 2012.

The Company reported net income of $165 thousand for the first quarter of 2012 compared to net income $227 thousand for the first quarter of 2011.  Net income available to common stockholders, reflecting the impact of dividends paid on the Company’s preferred stock issued to the Treasury for the first three months of 2012 was $159 thousand compared to net income available to common stockholders for the same period of 2011 of $148 thousand. The increase in net income available to common stockholders reflects the lower dividend rate applicable to the preferred stock outstanding under the SBLF program during the first quarter of 2012, compared to the rate applicable to the preferred stock outstanding during the first quarter of 2011 issued to the Treasury under the Capital Purchase Program.

The cost of interest-bearing liabilities for the first quarter of 2012 decreased 13 basis points to .88% when compared to 1.01% for the first quarter of 2011, reflecting a general decline in rates paid on deposits and borrowings. The largest declines were evident in the yields paid on time deposit account balances, reflecting management’s continued monitoring and response to the continued low interest rate environment. In addition, yields earned on interest-earning assets increased slightly for the first quarter of 2012 to 4.70%, from 4.65% for the same period of 2011. Loan portfolio yields decreased 19 basis points to 5.35% for 2012, when compared to 5.54% for the first quarter of 2011, primarily due to an increase in non-accrual loans. Yields on investment securities and short-term investments declined 81 basis points from 2.47% to 1.66%, and 22 basis points from .96% to .74%, respectively, for the first quarter of 2012 when compared to the first quarter of 2011 due to sales, calls and maturities of securities and declines in the rates paid on new deposits placed with other banks. Although yields on interest earning assets declined for the first quarter of 2012 when compared to 2011, average loans outstanding for the quarter as a percentage of total interest earning assets increased to 84.2% for the first quarter of 2012, compared to 77.3% for the same period of last year, which resulted in an increase in the total yield. The net interest rate spread increased 19 basis points for the three months ended March 31, 2012 to 3.82%, and the net interest margin also improved to 4.03% for the first quarter of 2012 from 3.87% for the first quarter period of 2011.

Comparison of Results of Operation for the Three Months Ended March 31, 2012 and 2011

Net Interest Income

Total interest income for the three months ended March 31, 2012 increased $42 thousand as compared to the three months ended March 31, 2011 as a result of commercial real estate and commercial loan portfolio growth, partially offset by lower average investment security and time deposits with other banks balances. Average earning assets were $161.7 million for the three months ended March 31, 2012 compared to $160.0 million for the three months ended March 31, 2011. The average balance of loans receivable increased to $136.3 million during the current quarter from $123.7 million in the year ago period. The yield on average earning assets was 4.70% for the first quarter of 2012 compared to 4.65% for the first quarter of 2011. The yield on the loan portfolio decreased 19 basis points to 5.35% in the current quarter from 5.54% in the year ago period. This decrease was primarily due to an increase in non-accrual loans. The yield on investment securities declined to 1.66% in the three months ended March 31, 2012 from 2.47% in the prior year period, reflecting a lower yielding investment portfolio due to sales, calls and maturities of previously issued, higher rate instruments. The yield on deposits with other banks also declined to .74% for the first quarter of 2012, from .96% for the same period of last year, as higher yielding certificate of deposits reached maturity.

Total interest expense for the three months ended March 31, 2012 decreased $40 thousand to $271 thousand as compared with $311 thousand for the three months ended March 31, 2011 as a result of decreases in rates paid on interest-bearing deposit account balances. Average interest bearing liabilities were $123.0 million for the three months ended March 31, 2012 compared to $122.7 million for the three months ended March 31, 2011, and reflected increases in interest checking, time deposit, and money market account balances, offset by declines in savings account balances. The cost of average interest bearing liabilities was 0.88% for the first quarter of 2012 compared to 1.01% for the first quarter of 2011. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the three months ended March 31, 2012 was $1.6 million, increasing $82 thousand when compared to the same period of last year. The Company’s net interest margin for the three months ended March 31, 2012 increased 16 basis points to 4.03% from 3.87% for the three months ended March 31, 2011.

The table below sets forth average balances and corresponding yields for the three month periods ended March 31, 2012 and March 31, 2011:

	2012			2011
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans receivable	$136,263	$1,824	5.35%	$123,742	$1,713	5.54%
Securities available for sale	14,742	61	1.66%	16,697	103	2.47%
Federal funds sold	2,616	1	0.15%	2,025	1	0.20%
Deposits with other banks	8,127	15	0.74%	17,527	42	0.96%
Total interest-earning assets	161,748	1,901	4.70%	159,991	1,859	4.65%

Non-interest earning assets	8,124			4,882

TOTAL ASSETS	$169,872			$164,873

Interest-bearing liabilities:
Demand, interest-bearing	$8,506	$9	0.42%	$7,244	$10	0.55%
Money market and savings	68,764	97	0.56%	76,125	126	0.66%
Time deposits	38,786	130	1.34%	32,423	139	1.71%
Borrowed funds	6,924	35	2.02%	6,863	36	2.10%
Total interest-bearing liabilities	122,980	271	0.88%	122,655	311	1.01%

Non-interest bearing liabilities:
Demand, non-interest bearing deposits	27,634			25,555
Other liabilities	637			487

Shareholders' equity	18,621			16,176

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$169,872			$164,873

Net interest income/rate spread		$1,630	3.82%		$1,548	3.63%

Net interest margin			4.03%			3.87%

Provision for Loan Losses

For the three months ended March 31, 2012, our provision for loan losses was $143 thousand, compared to $51 thousand for the three months ended March 31, 2011, due to an increase in the level of non-performing assets. The provision also reflects management’s view of the risks inherent in the portfolio in the current economic environment. At March 31, 2012, the allowance for loan losses of $2.2 million represented 1.57% of total outstanding loans, as compared to 1.56% of total outstanding loans at December 31, 2011. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Company’s market area, the allowance is believed to be adequate. The Company has not participated in any sub-prime lending activity. During the first quarter of 2012, the Company charged off one home equity loan totaling $20 thousand, and one consumer-other loan totaling $12 thousand. During the first quarter of 2011, charge-offs totaled $73 thousand. There were no recoveries of previously charged off loans for the first quarter of 2012, compared to recoveries totaling $64 thousand for the same period in 2011.

Non-interest Income

Total non-interest income was $152 thousand for the three month period ended March 31, 2012 compared to $138 thousand for the same period in 2011. The increase for 2012 is primarily due to increased business service charges, debit card interchange, deposit and loan fees, and real estate owned property rental income, partially offset by lower gains from the sale of investment securities.

Non-interest Expense

Non-interest expenses increased $66 thousand from $1.4 million for the three months ended March 31, 2011 to $1.5 million for the three month period ended March 31, 2012. The increase is due to increased employee salary and benefits costs of $130 thousand due to additions made to staff, higher occupancy and equipment expenses of $44 thousand relating to costs associated with the new Totowa branch and contracted annual rental increases, and higher other expenses of $17 thousand relating to other real estate owned, directors fees, and taxes. These increases were partially offset by lower legal and audit fees of $70 thousand, which included insurance claim legal fee credits received totaling $23 thousand, and lower deposit insurance premium charges of $52 thousand as a result of lower assessment rates.

Income Taxes

There was no provision for income taxes for the three months ended March 31, 2012 or March 31, 2011 due to the utilization of previously unrecognized tax benefits related to the Company’s net operating loss carryforwards.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2012 increased $10.8 million, or 406.3% to $13.5 million, from $2.7 million at December 31, 2011, as a result of higher overnight federal funds sold due to increased ending cash clearings, and calls and sales of investment securities. Some of these proceeds were used to fund growth in the Company’s loan portfolio during the first quarter of 2012, and reduction in the Company’s outstanding debt, and the remaining excess cash balance was held in short term liquid investments for future loan fundings and other short-term cash needs.

Time Deposits in Other Banks

Time deposits in other banks decreased $198 thousand, or 2.1% from $9.3 million at December 31, 2011 to $9.1 million at March 31, 2012. This decline from the prior year-end is the result of maturities and rolloffs of the Company’s investments in higher-yielding alternatives to short term overnight sales of federal funds. These time deposits had original maturities of one year or less.

Securities

The Company’s securities portfolio continues to be classified, in its entirety, as “available for sale.”  Management believes that a portfolio classification of available for sale allows greater flexibility in managing the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide a return on investment while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. agency securities, mortgage-backed securities issued by FHLMC or FNMA, and municipal and corporate bonds. The Company holds no derivatives as of March 31, 2012.

Total securities at March 31, 2012 were $13.9 million compared to securities of $15.3 million at December 31, 2011. During the first quarter of 2012 the Company sold one Agency security which resulted in realized gains of $29 thousand. The carrying value of the securities portfolio as of March 31, 2012 includes a net unrealized gain of $168 thousand, which is recorded net of tax effects as accumulated other comprehensive income in stockholders’ equity. This compares to a net unrealized gain of $200 thousand at December 31, 2011. No securities are deemed to be other than temporarily impaired. The decline in the investment securities portfolio reflects sales, maturities, calls and principal payments received during this period exceeding purchases, as the Company used part of the excess liquidity to fund growth in the loan portfolio, reduction of the Company’s outstanding debt and for funding future loan and cash needs.

Restricted Investment in Bank Stock

Restricted investment in bank stock as of March 31, 2012 was $533 thousand, remaining flat with the level at December 31, 2011. This balance is comprised of capital stock of correspondent banks and the Federal Home Loan Bank, and fluctuates primarily due to activity-based requirements related to outstanding borrowings with the Federal Home Loan Bank.

Loans

The loan portfolio comprises the largest component of the Company’s earning assets. All of the Company’s loans are to domestic borrowers. Total loans, net of the allowance, increased $6.0 million or 4.6% to $137.3 million at March 31, 2012 from $131.3 million at December 31, 2011. The loan to deposit ratio declined from 93.1% at December 31, 2011 to 87.7% at March 31, 2012, reflecting stronger deposit growth as compared to loans. The Company’s loan portfolio at March 31, 2012 was comprised of commercial loans of $108.1 million, an increase of $8.1 million from December 31, 2011, and consumer loans of $31.4 million, a decrease of $1.9 million from December 31, 2011, before the allowance for loan losses. The increase in commercial loans is primarily the result of commercial real estate and commercial loan originations, and the decrease in consumer loans is due to declines in home equity and residential loan balances. The Company has not originated, nor does it intend to originate, sub-prime mortgage loans.

Allowance for Loan Losses and Credit Quality

The allowance for loan losses increased $111 thousand to $2.2 million at March 31, 2012 from December 31, 2011. At March 31, 2012 and December 31, 2011, the allowance for loan losses represented 1.57% and 1.56% respectively of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of comparable institutions in the Company’s market area, management believes the allowance is adequate to absorb reasonably anticipated losses.

At March 31, 2012 the company had twenty-two non-accrual loans totaling $5.9 million as compared to sixteen non-accrual loans totaling $4.9 million at December 31, 2011. There were two loans past due greater than 90 days and still accruing interest of $483 thousand as compared to $959 thousand at December 31, 2011, and four troubled debt restructurings (“TDR”) loans of $1.5 million still accruing interest as compared to two loans classified as TDR’s of $1.1 million and accruing interest at December 31, 2011. The Company had four commercial properties with a carrying value of $3.3 million classified as foreclosed assets at March 31, 2012 as compared to three properties with a carrying value of $3.2 million at December 31, 2011.

The balance of non-accrual loans at March 31, 2012 included two construction loans with an aggregate balance of $1.8 million. These two loans are part of a housing subdivision that has active sales contracts and in which the borrower is now constructing a pre-sold home. The Company expects the construction and sale of this home to be completed during the second quarter of 2012. The Company remains in control of the disbursements and cash flow of this project.  At March 31, 2012 there were four commercial real estate non-accrual loans totaling $2.8 million as compared to a total of $1.9 million at December 31, 2011. One of the four properties has a contract of sale pending. Another of the properties is in the process of being restructured.  It is expected that the other two properties will be foreclosed on this year, as these loans have been in the court system for quite some time. At March 31, 2102 there were two non-accrual loans secured by farmland totaling $367 thousand. These loans have been moving towards liquidation and have a 90% guarantee from the USDA.

The commercial non-accrual loan balance at March 31, 2012 consisted of nine loans with a balance of $872 thousand as compared to four loans with a balance of $643 thousand at December 31, 2011. One of the nine loans, with a balance of $109 thousand, has a 90% guarantee from the USDA.  Seven of the ten loans are equipment-related.

At March 31, 2012 there were three home equity loans in non-accrual, with a balance of $156 thousand as compared to three loans with a balance of $310 thousand at December 31, 2011. Also at March 31, 2012 there were two non-accrual residential first mortgages with balances a balance of $323 thousand combined. The two residential first mortgages are well secured, with one having an LTV of 23% and the other having mortgage insurance.

The Company had four loans classified as TDR’s at March 31, 2012 with combined balances of $1.5 million as compared to December 31, 2011 when the Company had two loans classified as TDR’s with combined balances of $1.1 million. The TDR’s consist of two loans secured by commercial real estate and two loans secured by residential real estate. One of the commercial real estate TDR’s was 92 days past due and accruing. The second commercial real estate TDR was a new restructure and is current. The two residential TDR’s were current.

At March 31, 2012 there were impaired loans in the amount of $6.7 million as compared to $5.8 million at December 31, 2011. All of these impaired loans required a specific allowance for loan loss. The allowance for loan losses on the impaired loans was $468 thousand and $446 thousand at March 31, 2012 and December 31, 2011, respectively. There were no partial charge-downs on impaired loans during the first quarter of 2012.

Management continues to monitor the Company’s asset quality and believes that the non-performing assets are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.  However, given the uncertainty of the current real estate market, additional provisions for losses may be deemed necessary in future periods.

The Company maintains a list of performing loans where management has identified conditions which potentially could cause such loans to be downgraded into higher risk categories in future periods.  Loans on the watch list are subject to heightened scrutiny and more frequent review by management.  The balance of the watch list loans at March 31, 2012 totaled $805 thousand, compared to a total of $1.1 million at December 31, 2011.  Watch-list loans at March 31, 2012 totaled eleven. Five of these loans are equipment related totaling $309 thousand. One of the eleven loans is a home equity loan in the amount of $200 thousand. There is one commercial mortgage loan in the amount $245 thousand, and the remaining four loans are commercial industrial loans totaling $52 thousand. Watch list loans identified represent a higher degree of risk of collectability. We continue to monitor all loans identified as “watch” to ensure timely payments and early detection of further potential problems.

The Company seeks to actively manage its non-performing assets.  In addition to monitoring and collecting on delinquent loans, management maintains a loan review process for customers with aggregate relationships of $650 thousand or more.

Premises and Equipment

Bank premises and equipment, net of accumulated depreciation, decreased $62 thousand or 5.2% from December 31, 2011 to March 31, 2012. This decrease is due to depreciation expense on existing premises and equipment.

Deposits

Total deposits at March 31, 2012 increased $15.5 million to $156.6 million from $141.0 million at December 31, 2011. Interest-bearing demand account balances grew $11.0 million due to an increase in municipal deposit account balances during the first quarter of 2012. Time deposits, money market, and non-interest bearing demand deposits also increased $3.3 million, $1.2 million, and $152 thousand, respectively, when compared to December 31, 2011.

Borrowed Funds

Borrowings at March 31, 2012 declined $524 thousand to $5.0 million from $5.5 million at December 31, 2011, as overnight federal funds purchased balances were paid off.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $13.5 million at March 31, 2012, compared to $2.7 million at December 31, 2011.

Additional liquidity sources include maturities of time deposits in other banks, and principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital. At March 31, 2012, the Company had $9.1 million of time deposits with other banks that had maturities of less than twelve months, and $13.9 million of available for sale securities. Securities with carrying values of approximately $8.7 million at March 31, 2012 were pledged as collateral to secure borrowings, public deposits, and for other purposes required or permitted by law. The Company also has borrowing capacity with the Federal Home Loan Bank of New York and a line of credit with Atlantic Central Bankers Bank as discussed in Note 8 to the financial statements included in this filing.

Contractual Obligations

The Company currently leases its main banking office at 310 Route 94 in Vernon, New Jersey and each of its two branch locations at 650 Union Boulevard in Totowa, New Jersey and 351 Sparta Avenue in Sparta, New Jersey. These leases expire in 2016, 2021, and 2014 for each office, respectively.

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist mainly of unfunded loans and lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $44.1 million at March 31, 2012. The Company also has letters of credit outstanding of $336 thousand at March 31, 2012. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $18.7 million as of March 31, 2012, representing a net increase of $139 thousand from December 31, 2011. The increase in capital was a result of the earnings of $165 thousand for the three months ended March 31, 2012 reduced by preferred stock dividends of $6 thousand, partially reduced by a decline in the net holding gain on available for sale securities, net of tax effects, of $19 thousand.

The following table provides a comparison of the Bank’s regulatory capital ratios. Since the Company has less than $500 million in consolidated assets, it is not subject to regulatory capital requirements:

	March 31,	December 31,
(In Thousands except for ratios)	2012	2011
Tier I, common stockholders' equity	$17,747	$17,588
Tier II, allowable portion of allowance for loan losses	1,900	1,791
Total capital	19,647	19,379

Total risk-based capital	13.0%	13.6%
Tier I risk-based capital	11.7%	12.3%
Tier I leverage capital	10.5%	10.7%

At March 31, 2012 and December 31, 2011, the Bank exceeds the minimum regulatory capital requirements necessary to be considered a “well capitalized” financial institution under applicable federal banking regulations.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

 In the normal course of business activities, the Company is exposed to market risk, principally interest rate risk. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments. The Asset/Liability Committee, as a function of the Board of Directors, is responsible for managing the rate sensitivity position, using Board approved policies and procedures. No material changes in the market risk strategy occurred during the current period. A detailed discussion of interest rate risk is provided in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended March 31, 2012, including any corrective actions with regard to significant deficiencies and material weakness.

Part II – Other Information

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

Item 4 – Mine Safety Disclosures

Not Applicable.

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

HIGHLANDS BANCORP, INC.

Date: May 11, 2012	By:	/s/ George E. Irwin
George E. Irwin
President and Chief Executive Officer

Date: May 11, 2012	By:	/s/ Eileen D. Piersa
Eileen D. Piersa
Chief Financial Officer